Form 10-Q
period 1995-03-31
RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
filed 1995-05-12
CIK 818021

UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                            FORM 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                 OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to      .

              Commission File Number 33-15427

         Retail Equity Partners Limited Partnership
   (Exact name of registrant as specified in its charter)


    North Carolina                                56-1590235

(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)


         3710 One First Union Center, Charlotte, NC  28202-6032
               (Address of principal executive offices)
                            (Zip Code)

                           (704) 333-1367
         (Registrant's telephone number, including area code)


  Indicate by check mark whether the registrant (1) has
filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No

          RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
                CONSOLIDATED BALANCE SHEETS



                                                          March 31,     December 31,
                                                            1995            1994
                                                         (Unaudited)

ASSETS
Rental properties
Land                                                      $  3,554,079    $  3,554,079
Buildings and improvements                                  12,788,527      12,788,527
Personal property                                               65,315          65,315
less accumulated depreciation                               (2,864,400)     (2,766,086)
                                                            13,543,521      13,641,835

Cash                                                           221,711         149,639
Restricted cash - tenant security deposits held in trust        29,053          27,153
Accounts receivable, less allowance for doubtful accounts
  of $8,800 in 1995 and $55,200 in 1994                         41,837         123,435
Prepaids and other assets                                       88,899          62,770
Amounts held in special escrow                                  82,049               -
Deferred costs, less amortization
  of $151,000 in 1995 and $144,000 in 1994                     103,850         111,822


      TOTAL ASSETS                                        $ 14,110,920    $ 14,116,654


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Mortgage loans payable                                    $ 13,009,282    $ 13,060,575
Trade accounts payable and accrued expense                      88,191          52,861
Prepaid rent                                                    28,146          11,263
Tenant security deposits                                        27,981          26,381
Accrued interest payable                                       189,895         148,768
                                                            13,343,495      13,299,848

Partners' equity (deficit)
  Limited partners                                             825,475         874,362
  General partner                                              (58,050)        (57,556)
                                                               767,425         816,806

TOTAL LIABILITIES AND
PARTNERS' EQUITY (DEFICIT)                                $ 14,110,920    $ 14,116,654


               RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)


                                                     Three Months Ended
                                                          March 31,
                                                      1995        1994

REVENUE
Rental revenue                                       $ 394,746   $ 478,126
Interest and other revenue                              84,876       1,115
                                                       479,622     479,241

EXPENSES
Depreciation                                            98,314      98,403
Amortization                                             7,972       8,009
Property operations                                     55,424      45,451
Property taxes and insurance                            40,635      43,731
Property management fees                                14,807      17,011
General and administrative                              26,065       5,989
Interest                                               285,786     290,800
                                                       529,003     509,394

NET LOSS                                             $ (49,381)  $ (30,153)

Net loss allocated to limited partners (99%)         $ (48,887)  $ (29,851)

Net loss allocated to general partner (1%)           $    (494)  $    (302)

Net loss per limited partnership unit                $   (0.15)  $   (0.09)

                RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                          1995        1994

Cash flows from operating activities
Net loss                                                $ (49,381)  $ (30,153)
Adjustments to reconcile net loss to cash
  provided operating activities:
  Depreciation                                             98,314      98,403
  Amortization                                              7,972       8,009
  Changes in operating assets and liabilities:
    Tenant receivables                                     81,598      70,323
    Other assets                                          (28,029)    (57,946)
    Amounts held in special escrow                        (82,049)          -
    Trade accounts payable and accrued expense             35,330      38,017
    Accrued interest payable                               41,127           -
    Other liabilities                                      18,483        (121)
      Net cash provided by operating activities           123,365     126,653

Cash flows from financing activities
Repayment of mortgage loan principal                      (51,293)    (57,073)

Net increase  in cash                                      72,072      69,580

Cash, beginning of period                                 149,639      89,334

Cash, end of period                                     $ 221,711   $ 158,914

                          PART I

Item 1 - Financial Statements.

Schedules are omitted because they are not applicable, not required or because the requested information is included in the Financial Statements or notes thereto.

In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Such interim results are not necessarily indicative of the results that can be expected for a full year. The accompanying financial statements should be read in conjunction with the audited financial statements and related notes appearing in the Partnership's 1994 Annual Report on Form 10-K.


Item 2 - Management's Discussion and Analysis of Results of
Operations and Financial Condition

The following discussion should be read in conjunction with the attached interim financial statements and with the Company's audited financial statements and notes thereto for the year ended December 31, 1994.

Results of Operations:

Rental revenue for the quarter ended March 31, 1995 decreased to $394,746 from $478,126 for the same quarter in 1994. This 17.44% decrease in rental revenue was primarily attributable to a decrease in occupancy at New Market Square Shopping Center (NMS). On August 1, 1994 Rose's Stores, Inc. renounced its lease as part of its Chapter 11 bankruptcy filing and vacated its space at NMS. On March 31, 1995, Plaza West was 100% leased, Cape Henry Plaza was 94% leased and NMS was 55% leased, as compared with 100% for Plaza West, 100% for Cape Henry Plaza and 100% for NMS on March 31, 1994.

Interest and other revenue increased $83,761 this quarter from the same quarter last year due to the sale of the claim against Roses' in the amount of $82,049. See the discussion in "Legal Proceedings" - Part II, Item 1.

Property operations expense increased to $55,424 from $45,451 for the quarter ended March 31, 1995 and 1994, respectively.
The increase is primarily due to increased grounds costs.

General and administrative expense for the quarter totaled $26,065 in 1995 compared to $5,989 for the same period in 1994. The increase was attributable to increased legal fees associated with Rose's renouncing its lease. General and administrative costs have also increased due to the timing of the accrual for the annual audit fee in the first quarter of 1995. The audit fee was recorded in the second quarter of 1994.

Management fee decreased 13.0% to $14,807 from $17,001 for the quarter ended March 31, 1995 and 1994, respectively. The decline is a direct result of the decrease in rental revenues. Interest for the first quarter declined 1.7% as compared to the same quarter in 1994. This is the result of amortization of the principal amounts of the mortgages of the Registrant's three shopping centers.

The net loss for the first quarter of 1995 was primarily attributable to the provision for depreciation and amortization and the loss of revenue due to the vacancy of Roses' space at NMS.

Liquidity and Capital Resources:

The Registrant has long term financing on all three shopping centers. These first mortgage loans all mature in 1998 and require monthly principal reduction. During the first quarter of 1995 principal payments of $51,293 were made reducing the total outstanding balance for these loans to $13,009,282 as of March 31, 1995. As of March 31, 1995,
the Registrant was current on its obligations under the first mortgage loans for Plaza West and Cape Henry. On March 31, 1995 the Registrant was delinquent on the first mortgage loans on NMS due to the decreased cash flow as a result of the Roses' vacancy.

If not for the Roses' bankruptcy, the Registrant would be operating reasonably well. Net losses are primarily attributable to non-cash charges from depreciation and amortization. Two of the shopping centers continue to have positive cash flow from operations. The leases held by the Registrant are generally long-term with substantially all increases in operating expenses, taxes and insurance passed through to and paid by the tenants. Additionally, most leases include built-in rent increases or increases based on changes in the consumer price index or percentage rents based on total sales.

On September 5, 1993, Rose's Stores, Inc., a tenant at NMS, filed for protection under Chapter 11 of the bankruptcy code. As discussed above in "Results from Operations", in August 1994, Rose's vacated its space at NMS. After the departure of Rose's, the Registrant does not have sufficient cash flow to pay the full payment required under its loan. The lender and general partner have entered into a forbearance agreement under which the Registrant will pay the lender net cash flow after payment of all expenses. Payments under this agreement amounted to $133,925 during the first quarter of 1995, which is approximately $40,000 less than the scheduled mortgage payment. The lender applies these payments first to escrow for taxes and insurance, then prorata to interest and principal. The lender may withdraw from the forbearance agreement by giving written notice.

The Registrant has entered negotiations with several possible tenants to replace Roses' at NMS, but as of May 1, 1995, no leases have been executed. The negotiations for a replacement tenant have been hampered by the lack of available funds to make required tenant improvements.

If a replacement tenant cannot be found, the Registrant will be unable to meet its obligations under the NMS loan. In addition, in absence of the forbearance agreement currently in effect this revenue loss would result in the Registrant having substantial negative cash flow and would bring into question its ability to continue in business without restructuring its mortgage obligations.

The Registrant had no capital expenditures during the first quarter of 1995, nor did the Registrant pay distributions.
Future distributions have been suspended until property operations allow.


                        PART II

Item 1 - Legal Proceedings.

See the discussion of the Roses' bankruptcy and store closing discussed under Liquidity and Capital Resources, above.

Rose's Stores, Inc., an anchor tenant at NMS, renounced its lease pursuant to a bankruptcy filing on August 1, 1994, vacated the rental space and ceased making rental payments. Roses' filed a claim against the Partnership in the amount of $45,743 for rent which it claimed was paid improperly after the filing of its bankruptcy petition. On February 27, 1995, the Registrant paid Roses' $20,000 in full settlement of the
Section 549 claim. The Partnership filed a proof of claim against Roses' for unpaid future rent in the amount of $880,000. On January 20, 1995, the Registrant and Roses' agreed to fix the Registrant's claim against Roses' for unpaid future rent at $512,808. The Registrant then agreed, subject to the approval of the NMS lender, to sell the Roses' unpaid rent claim to BDS Securities Corporation for the immediate payment of

$82,049.30. On March 21, 1995, the lender granted its approval of the sale of the claim and on March 24, 1995, the sale of the claim was completed.

After the departure of Roses', the Partnership does not have sufficient cash flow to pay the full payment required under its loan. The Lender and the General Partner have entered into a forbearance agreement under which the Partnership will pay the lender net cash flow after payment of all expenses. The Lender may withdraw from the forbearance agreement upon giving written notice.



Item 3 - Defaults Upon Senior Securities.

The Registrant is the sole general partner and holds a 99.99% interest in New Market Square Limited Partnership which owns NMS. NMS is held subject to a first mortgage deed of trust held by Mutual Benefit Life. The mortgage has an original principal amount of $6,400,000, carries an interest rate of 8.25% through May, 1995, then 9% through its maturity in June, 1998, and has required monthly payments of $58,000.

In view of Roses' renunciation of its lease and subsequent failure to pay its required lease payments (see Liquidity and Capital Resources above), NMS Limited Partnership (the "Partnership") requested from its lender certain relief from the required monthly payments. The lender has agreed to accept payments equal to the operating cash flow of the partnership, pending attempts by the partnership to locate a replacement tenant or to restructure its debt. The lender's agreement to accept such payments may be revoked at any time.

Subject to this agreement the Partnership made "cash flow payments" of $133,925 for the three months ended March 31, 1995 and will continue to make such payments until a replacement tenant can be found for Roses' space.

The NMS mortgage is secured solely by the NMS Shopping Center and is not guaranteed by the Registrant. In the event a replacement tenant cannot be found or the loan cannot be modified, the lender, at its election, may begin foreclosure proceedings. The foreclosure of NMS Shopping Center would not affect the Registrant's remaining two centers.



Item 6 - Exhibits and Reports on Form 8-K.

(a)    Exhibits

       Exhibit 27 - Financial Data Schedule  (electronic filing)

(b)    Reports on Form 8-K

       No reports were filed on Form 8-K during the period covered by this report.

                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.

                                       RETAIL EQUITY PARTNERS
                                       LIMITED PARTNERSHIP

                                       By: Boddie Investment Company
                                           General Partner



Date  May 12, 1995                     /s/ Philip S. Payne
                                           Philip S. Payne
                                           Duly authorized agent