Form 10-Q
period 1995-06-30
RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
filed 1995-08-14
CIK 818021

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1995

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

                             704/333-1367
      (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

                        TABLE OF CONTENTS


 Item No.                                         Page No.

            PART I - Financial Information
1           Financial Statements                 1
2           Management's Discussion and
            Analysis of Financial Condition and  6
            Results of Operations

            PART II - Other Information
 1          Legal Proceedings                    8
 3          Defaults Upon Senior Securities      8
 6           Exhibits and Reports on Form 8-K    8

                                    PART I

Item 1.  Financial Statements

RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
Consolidated Balance Sheets


                                                              June 30,   December 31,
                                                                1995         1994
                                                            (Unaudited)
Assets
Investments in shopping centers:
   Land                                                   $ 3,554,079  $ 3,554,079
   Buildings and improvements                              12,788,527   12,788,527
   Personal property                                           65,315       65,315
                                                           16,407,921   16,407,921
   Less accumulated depreciation                           (2,962,378)  (2,766,086)
                                                           13,445,543   13,641,835
Cash and cash equivalents                                      65,452      149,639
Restricted cash - tenant security deposits                     29,221       27,153
Accounts receivable, less allowance for doubtful accounts
   of $8,900 in 1995 and $55,200 in 1994                       60,085      123,435
Prepaids and other assets                                      96,281       62,770
Deferred costs, less amortization of $159,600 in 1995 and
   $144,000 in 1994                                            95,878      111,822
         Total assets                                     $13,792,460  $14,116,654

Liabilities and Partners' Equity
Mortgage notes payable                                    $12,905,441  $13,060,575
Trade accounts payable and accrued expenses                    88,422       52,861
Accrued interest payable                                       98,435      148,768
Escrowed security deposits and deferred revenue                28,399       37,644
      Total liabilities                                    13,120,697   13,299,848

Partners' equity (deficit):
   Limited partners                                          730,769      874,362
   General partner                                           (59,006)     (57,556)
      Total partners' equity                                 671,763      816,806
         Total liabilities and partners' equity          $13,792,460  $14,116,654

RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
Consolidated Statements of Operations
(Unaudited)


                                 Three months ended June 30,  Six months ended June 30,
                                     1995         1994          1995         1994
Revenue
Rental revenue                    $401,095     $490,248     $795,841    $  968,374
Interest and other income            3,250        1,081       88,126         2,196
                                   404,345      491,329      883,967       970,570

Expenses
Property operations                 42,915       55,121       98,339       100,573
General and administrative expense  20,968       20,040       47,033        26,029
Property taxes and insurance        41,373       46,298       82,008        90,029
Property management fees            12,968       14,648       27,775        31,659
Depreciation                        97,978       98,225      196,292       196,627
Amortization                         7,972        7,973       15,944        15,982
Interest                           275,833      289,586      561,619       580,386
                                   500,007      531,891    1,029,010     1,041,285
Net loss                         $(95,662)     $(40,562)   $(145,043)   $  (70,715)

Net loss allocated to
   limited partners (99%)        $(94,706)     $(40,156)   $(143,593)   $  (70,008)
Net loss allocated to
   general partner (1%)          $  (956)      $    (406)   $ (1,450)   $     (707)

Net loss per limited
   partnership unit              $  (0.28)     $   (0.12)   $  (0.43)    $   (0.21)


RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(Unaudited)


                                                            Six months ended June 30,
                                                              1995         1994
Cash flows from operating activities
Net loss                                                   $(145,043)   $ (70,715)
Adjustments to reconcile net income to
   net cash provided by operations:
   Depreciation and amortization                             212,236      212,609
   Changes in operating assets and liabilities:
      Rent and other receivables                              63,350       51,782
      Prepaid expenses and other assets                      (33,511)     (80,610)
      Accounts payable and accrued expenses                  (14,772)      51,608
      Escrowed security deposits and deferred revenue        (11,313)        (660)
Net cash provided by operating activities                     70,947      164,014

Cash flows from financing activities
Principal payments on notes payable                         (155,134)    (115,360)

Increase (decrease) in cash and cash equivalents             (84,187)      48,654
Cash and cash equivalents at beginning of period             149,639       89,334

Cash and cash equivalents at end of period                  $ 65,452     $ 137,988

RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
Consolidated Statements of Changes in Partner's Equity
For the Six Months ended June 30, 1995
(Unaudited)



                                     Limited         General
                                     Partners        Partner        Total
Balance at December 31, 1994         $874,362       $(57,556)     $816,806
Net loss, 1st quarter                 (48,887)          (494)      (49,381)
Net loss, 2nd quarter                 (94,706)          (956)      (95,662)
Balance at June 30, 1995             $730,769       $(59,006)     $671,763

           RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
                  Notes to Financial Statements
                          June 30, 1995
                           (Unaudited)

Note 1.  Interim financial statements

The accompanying financial statements of Retail Equity Partners Limited Partnership (the Partnership) have not been audited by independent accountants, except for the balance sheet at December 31, 1994. In the opinion of the Partnership's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Partnership's 1994 Annual Report on Form 10-K.

The results for the first two quarters of 1995 are not necessarily indicative of future financial results.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Overview

Retail Equity Partners Limited Partnership ("the Partnership") is a North Carolina limited partnership formed to acquire, hold, operate and manage three neighborhood shopping centers. In October, 1991 the ownership of one of the shopping centers was transferred to a newly formed partnership, New Market Square Limited Partnership ("NMSLP"). The Partnership is the sole general partner and holds a 99.99 percent interest in NMSLP.

The following discussion should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with the Partnership's audited financial statements and notes thereto included in the Partnership's 1994 Annual Report on Form 10-K.

Results of Operations

Revenues. Rental revenue totaled $401,000 in second quarter and $796,000 through six months of 1995, decreasing 18 percent from the same periods in 1994, attributable primarily to vacancy of anchor tenant space at New Market Square shopping center ("NMS") since August, 1994. (On August 1, 1994 Rose's Stores, Inc. renounced its lease as part of its Chapter 11 bankruptcy filing and vacated its space at NMS.) 1995 interest and other income includes $82,049 proceeds of the sale of a claim against Rose's in March, 1995.

At June 30, 1995 Plaza West was 100 percent leased, Cape Henry Plaza was 94 percent leased, and NMS was 55 percent leased, compared to 97 percent, 100 percent, and 100 percent, respectively at June 30, 1994.

Expenses. Property operations expense totaled $43,000 in second quarter, 1995 (decreased $12,000 from second quarter, 1994); however, is consistent with prior year through six months, reflecting the timing of grounds maintenance costs. General and administrative costs have increased significantly ($47,000 compared to $26,000 through six months) due to legal fees associated with the Rose's lease. Decreases in property tax and insurance expense of approximately 10 percent for the quarter and six month periods compared to 1994 reflect lower provisions based on prior years' experience. Property management fees (based on cash receipts) have decreased approximately 12 percent as a direct result of decreased revenue. Depreciation and amortization are consistent with prior year for the quarter and six month periods. Decreases in interest expense for the quarter and year to date reflect the effect of amortization of principal amounts of mortgages on the Partnership's three shopping centers.

Summary results of operations. The Partnership experienced net losses of $96,000 and $145,000 for second quarter and the first six months of 1995, respectively, compared to losses of $41,000 and $71,000 for the same periods in 1994. Depreciation and amortization of approximately $210,000 through six months in both years are significant non-cash expenses which have a significant impact on reported results. The decline in operating results in 1995 compared to 1994 is generally attributable to vacancy at NMS, offset in part by proceeds of a claim against a former tenant.

Liquidity and Capital Resources

The Partnership has long term financing on all three shopping centers. These first mortgage loans all mature in 1998 and require monthly principal reduction. The Partnership made principal payments of $104,000 and $155,000 during the second quarter and six months year to date in 1995, including payment made in June, 1995 to bring the NMS loan current. At June 30, 1995 the Partnership is current on its obligations under first mortgage loans for all shopping centers.

If not for the Rose's bankruptcy and resulting vacancy at NMS since August, 1994, the Partnership would be operating reasonably well. Two of the shopping centers continue to generate positive cash flow from operations.

Following the Rose's departure, the NMSLP has not generated sufficient cash flow to pay the full payments required under its loan for NMS. The lender and the Partnership entered into a forbearance agreement under which NMSLP remitted to the lender net cash flow after payment of operating expenses monthly. In June, 1995 the forbearance agreement was terminated and the NMS loan was brought current by using substantially all of the Partnership's cash reserves. Boddie Investment Company, the general partner, is currently advancing the partnership sufficient funds to cover any operating deficits.

On July 19, 1995 the Partnership entered a lease agreement with Winn-Dixie Stores whereby Winn-Dixie will vacate its current location at NMS (35,000 square feet) and move to the Rose's space at NMS (54,000 square feet). Management is in final negotiations with several possible tenants to occupy the space being vacated by Winn-Dixie. If a replacement tenant cannot be found, the revenue loss associated with the vacant space would result in substantial negative cash flow and would bring into question NMSLP's ability to continue in business without restructuring its mortgage obligations.

The Partnership made no capital expenditures or distributions during the first six months of 1995. Future distributions have been suspended until property operations allow.

The leases held by the Partnership are generally long-term, with substantially all increases in operating expenses, taxes and insurance passed through to and paid by tenants. Additionally, most leases include built-in rent increases based on changes in the consumer price index or percentage rents based on total sales.

The Partnership has retained Lat Purser and Associates to explore the possible sale of New Market Square Shopping Center. Lat Purser has begun discussions with several possible buyers, but to date no agreement has been reached as to the terms of a possible sale.

                             PART II
Item 1.  Legal Proceedings

Reference is hereby made to the discussion of legal proceedings with respect to the NMS Rose's vacancy and disposition thereof during first quarter, 1995, in the Quarterly Report on Form 10-Q for the period ended March 31, 1995.


Item 3.  Defaults Upon Senior Securities

The Partnership is a the sole general partner and holds a 99.99 percent interest in NMSLP, which owns NMS. NMS is held subject to a first mortgage deed of trust held by Mutual Benefit Life. The mortgage has an original principal amount of $6,400,000, carried an interest rate of 8.25 percent through May, 1995, and 9 percent effective June 1, 1995 through maturity in June, 1998, and has required monthly payments of $58,000 including principal and interest.

In view of Rose's renunciation of its lease and subsequent failure to pay its required lease payments (see Liquidity and Capital Resources discussion above), NMSLP requested from its lender certain relief from the required monthly payments. The lender agreed to accept payments equal to operating cash flow of NMS pending attempts by NMSLP to locate a replacement tenant or to restructure its debt. NMSLP made such "cash flow payments" through May, 1995. In June, 1995 the forbearance agreement was terminated and the NMS loan was brought current.

The NMS mortgage is secured solely by the NMS shopping center and is not guaranteed by the Partnership. In the event a replacement tenant cannot be found or the loan cannot be modified, the lender, at its election, may begin foreclosure proceedings. The foreclosure of NMS shopping center would not affect the Partnership's remaining two centers.


Item 6.  Exhibits and Reports on Form 8-K

a) Exhibits:

  Exhibit 27    Financial data schedule (electronic filing)

b) Reports on Form 8-K:  none

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                 RETAIL EQUITY PARTNERS
                                 LIMITED PARTNERSHIP
                                 (Registrant)

                                 By: Boddie Investment Company
                                     General Partner




August 14, 1995                  /s/ Philip S. Payne
                                 Philip S. Payne
                                 (Duly authorized agent)