Form 10-Q
period 1995-09-30
RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
filed 1995-11-14
CIK 818021

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      SEPTEMBER  30, 1995

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

                                TABLE OF CONTENTS


  ITEM NO.                                                              PAGE NO.

                       PART I - FINANCIAL INFORMATION
1                      Financial Statements                                 1
2                      Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                  6

                       PART II - OTHER INFORMATION
1                      Legal Proceedings                                    8
3                      Defaults Upon Senior Securities                      8
6                      Exhibits and Reports on Form 8-K                     8

                                        PART I

ITEM 1.  FINANCIAL STATEMENTS

RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS

                                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                                        1995              1994
                                                                                   ----------------  ---------------
                                                                                     (Unaudited)
ASSETS
Investments in shopping centers:
   Land                                                                              $  3,554,079     $  3,554,079
   Buildings and improvements                                                          12,788,527       12,788,527
   Personal property                                                                       65,315           65,315
                                                                                   ----------------  ---------------

                                                                                       16,407,921       16,407,921
   Less accumulated depreciation                                                      (3,060,188)      (2,766,086)
                                                                                   ----------------  ---------------

                                                                                       13,347,733       13,641,835
Cash and cash equivalents
                                                                                           44,053          149,639
Restricted cash - tenant security
deposits                                                                                   29,359           27,153
Accounts receivable, less allowance for
  doubtful accounts of $7,400 in 1995 and $55,200
  in 1994                                                                                  62,676          123,435
Prepaids and other assets                                                                 122,694           62,770
Deferred costs, less amortization of $168,000 in 1995 and
   $144,000 in 1994                                                                        87,906          111,822
                                                                                   ----------------  ---------------
         Total assets                                                                 $13,694,421      $14,116,654
                                                                                   ================  ===============


LIABILITIES AND PARTNERS' EQUITY
Mortgage notes payable                                                                $12,851,888      $13,060,575
Trade accounts payable and accrued expenses                                               124,116           52,861
Amounts due to general partner                                                             42,399                -
Accrued interest payable                                                                   98,435          148,768
Escrowed security deposits and deferred revenue                                            32,512           37,644
                                                                                   ----------------  ---------------
      Total liabilities                                                                13,149,350       13,299,848
                                                                                   ----------------  ---------------

Partners' equity (deficit):
   Limited partners                                                                       605,344          874,362
   General partner                                                                        (60,273)         (57,556)
                                                                                   ----------------  ---------------
      Total partners' equity                                                              545,071          816,806
                                                                                   ----------------  ---------------
         Total liabilities and partners' equity                                       $13,694,421      $14,116,654

                                                                                   ================  ===============
                                                                              1

RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                        THREE MONTHS                         NINE MONTHS
                                                      ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                   1995              1994               1995              1994
                                              ----------------  ----------------   ----------------  ---------------
REVENUE
Rental revenue                                   $  387,072        $  393,641         $1,182,913      $1,362,015
Interest and other income                             2,755             1,306             90,881           3,502
                                               ----------------  ----------------   ----------------  ---------------
                                                    389,827           394,947          1,273,794        1,365,517
                                               ----------------  ----------------   ----------------  ---------------

EXPENSES
Property operations                                  58,658            37,170            156,997          137,743
General and administrative expense                    4,593            12,398             51,626           38,427
Property taxes and insurance                         41,082            44,334            123,090          134,363
Property management fees                             11,686            13,428             39,461           45,087
Depreciation                                         97,810            98,317            294,102          294,944
Amortization                                          7,972             7,975             23,916           23,957
Interest                                            294,718           288,346            856,337          868,732
                                              ----------------  ----------------   ----------------  ---------------
                                                    516,519           501,968          1,545,529        1,543,253
                                              ----------------  ----------------   ----------------  ---------------
NET LOSS                                         $ (126,692)       $ (107,021)        $ (271,735)      $ (177,736)
                                              ================  ================   ================  ===============

NET LOSS ALLOCATED TO
   LIMITED PARTNERS (99%)                        $ (125,425)       $ (105,951)        $ (269,018)      $ (175,959)
                                              ================  ================   ================  ===============
NET LOSS ALLOCATED TO
   GENERAL PARTNER (1%)                          $   (1,267)       $   (1,070)        $   (2,717)       $  (1,777)
                                              ================  ================   ================  ===============

NET LOSS PER LIMITED
   PARTNERSHIP UNIT                              $    (0.38)       $    (0.32)        $    (0.81)       $   (0.53)
                                              ================  ================   ================  ===============


RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
---------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                                             NINE MONTHS
                                                                                         ENDED SEPTEMBER 30,
                                                                                        1995              1994
                                                                                   ----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                             $    (271,735)    $   (177,736)
Adjustments to reconcile net income to
   net cash provided by operations:
   Depreciation and amortization
                                                                                           318,018          318,901
   Changes in operating assets and liabilities:
      Rent and other receivables                                                            60,759           69,760
      Prepaid expenses and other assets                                                    (59,924)        (113,350)
      Accounts payable and accrued expenses                                                 21,321          134,326
      Escrowed security deposits and deferred revenue                                       (7,338)           2,058
                                                                                   ----------------  ---------------
Net cash provided by operating activities                                                   61,101          233,959

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from general partner                                                               42,000                -
Principal payments on notes payable                                                       (208,687)        (158,910)
                                                                                   ----------------  ---------------
Net cash provided by (used in) financing activities                                       (166,687)        (158,910)
                                                                                   ----------------  ---------------
Increase (decrease) in cash and cash equivalents                                          (105,586)          75,049
Cash and cash equivalents at beginning of period                                           149,639           89,334
                                                                                   ----------------  ---------------

Cash and cash equivalents at end of period                                               $  44,053       $  164,383
                                                                                   ================  ===============


RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
(Unaudited)



                                                                     LIMITED           GENERAL
                                                                     PARTNERS          PARTNER             TOTAL
                                                                 ----------------  ----------------   ----------------
Balance at December 31, 1994                                          $ 874,362        $  (57,556)         $ 816,806

Net loss, 1st quarter                                                   (48,887)             (494)           (49,381)
Net loss, 2nd quarter                                                   (94,706)             (956)           (95,662)
Net loss, 3rd quarter                                                  (125,425)           (1,267)          (126,692)
                                                                 ================  ================   ================
Balance at September 30, 1995                                         $ 605,344        $  (60,273)         $ 545,071
                                                                 ================  ================   ================


RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
-----------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1995
(Unaudited)

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

The results for the first three quarters of 1995 are not necessarily indicative of future financial results.

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

RESULTS OF OPERATIONS

REVENUES. Rental revenue totaled $387,000 in third quarter and $1,183,000 through nine months of 1995, decreasing 2 percent and 13 percent, respectively, from the same periods in 1994, attributable primarily to vacancy of anchor tenant space at New Market Square shopping center ("NMS") since August, 1994. (On August 1, 1994 Rose's Stores, Inc. renounced its lease as part of its Chapter 11 bankruptcy filing and vacated its space at NMS.) 1995 interest and other income includes $82,049 proceeds of the sale of a claim against Rose's in March, 1995.

At September 30, 1995 Plaza West was 100 percent leased, Cape Henry Plaza was 94 percent leased, and NMS was 55 percent leased, compared to 100 percent, 94 percent, and 43 percent, respectively at September 30, 1994.

EXPENSES. Property operations expense of $59,000 for the quarter and $157,000 year-to-date in 1995 reflects an increase of approximately $20,000 over the same periods in 1994, attributable primarily to planned exterior repairs and maintenance at Cape Henry Plaza and Plaza West. Fluctuations in general and administrative expense ($52,000 through three quarters in 1995 compared to $38,000 in 1994) are due to the timing of legal expenses associated with the Rose's lease in third quarter, 1994 through second quarter, 1995. Decreases in property tax and insurance expense of approximately 8 percent compared to 1994 reflect lower provisions for property tax based on prior year experience and projections based on tax bills received at interim. Property management fees (based on cash receipts) have decreased approximately 13 percent compared to 1994 as a direct result of decreased revenue stream at NMS. Depreciation and amortization are consistent with prior year quarter and year-to-date amounts. Interest expense increased approximately 2 percent in third quarter, 1995 compared to 1994, reflecting the 0.75 percent rate increase on the NMS mortgage effective June, 1995. On a year-to-date basis, interest expense has decreased approximately 1 percent as a result of amortization of principal amounts.

SUMMARY RESULTS OF OPERATIONS. The Partnership experienced a net loss of $127,000 in third quarter, 1995 compared to $107,000 for the same period in 1994, with the variance attributable primarily to increased property repairs and maintenance costs. Increased losses on a year-to-date basis ($272,000 in 1995 compared to $178,000 in 1994) are generally attributable to the effect of the NMS Rose's vacancy which began August, 1994 and has continued throughout 1995 year-to-date, offset in part by proceeds of a claim against the former tenant.

Depreciation and amortization of approximately $318,000 are significant non-cash expenses which have a significant impact on reported results.

LIQUIDITY AND CAPITAL RESOURCES. The Partnership has long-term financing on all three shopping centers. These first mortgage loans all mature in 1998 and require monthly principal reduction. During third quarter, 1995, the Partnership made all scheduled principal payments on these first mortgage loans, and at September 30, 1995, the Partnership is current on these obligations.

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

The Partnership made no capital expenditures or distributions during the first nine months of 1995. Future distributions have been suspended until property operations allow.

The leases held by the Partnership are generally long-term, with substantially all increases in operating expenses, taxes and insurance passed through to and paid by tenants. Additionally, most leases include built-in rent increases based on changes in the consumer price index or percentage rents based on total sales.

The Partnership has retained Lat Purser and Associates to explore the possible sale of New Market Square Shopping Center. Lat Purser has begun discussions with several possible buyers, but at September 30, 1995, no agreement has been reached as to the terms of a possible sale.

                                     PART II
ITEM 1.  LEGAL PROCEEDINGS

Reference is hereby made to the discussion of legal proceedings with respect to the NMS Rose's vacancy and disposition thereof during first quarter, 1995, in the Quarterly Report on Form 10-Q for the period ended March 31, 1995.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Partnership is the sole general partner and holds a 99.99 percent interest in NMSLP, which owns NMS. NMS is held subject to a first mortgage deed of trust held by Mutual Benefit Life. The mortgage has an original principal amount of $6,400,000, carried an interest rate of
8.25 percent through May, 1995, and 9 percent effective June 1, 1995 through maturity in June, 1998, and has required monthly payments of $58,000 including principal and interest.

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



                                        RETAIL EQUITY PARTNERS
                                        LIMITED PARTNERSHIP
                                        (Registrant)

                                        By:   Boddie Investment Company
                                              General Partner




November 14, 1995                        /s/ Philip S. Payne
                                         ------------------------
                                         Philip S. Payne
                                         (Duly authorized agent)