Form 10-K
period 1995-12-31
RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
filed 1996-03-28
CIK 818021

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995

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

Registrant's telephone number, including area code  704/333-1367

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered:

Beneficial Assignment Certificates    None

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 15, 1996, was not determinable (no active market).

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No ___

Index to Exhibits at Page   24                     Total number of Pages    25

                   RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP

                                TABLE OF CONTENTS


Item No.   FINANCIAL INFORMATION                                               Page No.

           PART I
   1       Business                                                                3
   2       Properties                                                              4
   3       Legal Proceedings                                                       5
   4       Submission of Matters to a Vote of Security Holders                     5

           PART II
   5       Market for Registrant's Common Equity and Related Stockholder
           Matters                                                                 5
   6       Selected Financial Data                                                 6
   7       Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                               6
   8       Financial Statements and Supplementary Data                             7
   9       Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure                                                7

           PART III
  10       Directors and Executive Officers of the Registrant                      8
  11       Executive Compensation                                                  8
  12       Security Ownership of Certain Beneficial Owners and Management
                                                                                   8
  13       Certain Relationships and Related Transactions                          9

           PART IV
  14       Exhibits, Financial Statement Schedules, and Reports on Form
           8-K                                                                     9


                                     PART I

ITEM 1.  BUSINESS

Retail Equity Partners Limited Partnership (the "Partnership") is a North Carolina limited partnership organized in 1987 to acquire, hold, operate and manage three neighborhood shopping centers. The general partner of the Partnership is Boddie Investment Company ("BIC"), a North Carolina corporation.

The Partnership offered a minimum of 50,000 and a maximum of 1,000,000 Beneficial Assignment Certificates ("BACs") representing beneficial assignments of limited partnership interests at $20 per BAC on a best effort basis through Planned Management Company, the dealer/manager. The Partnership received aggregate subscription funds of $6,671,543. The offering closed on April 2, 1990.

The Partnership made cash and leveraged investments in three neighborhood shopping centers located in Burlington, North Carolina (New Market Square), Raleigh, North Carolina (Plaza West), and Virginia Beach, Virginia (Cape Henry Plaza).

In October 1991, the ownership of New Market Square was transferred to a newly formed partnership, New Market Square Limited Partnership ("NMS"). The Partnership is the sole general partner and holds a 99.99 percent interest in NMS. In February 1992, NMS filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. This action was taken after negotiations for refinancing of New Market Square's mortgage loan payable of $6,400,000 failed and alternative financing could not be obtained. NMS received court approval to continue normal operations. In May 1993, NMS successfully completed its restructuring of the mortgage loan payable with the lender and emerged from bankruptcy. The principal balance of the mortgage loan was increased to $6,425,000, with the $25,000 increase representing legal fees incurred to restructure the loan. In May 1993, a $100,000 principal payment was due and paid.

Rose's, Inc., an anchor tenant at New Market Square, renounced its lease pursuant to a Chapter 11 bankruptcy filing on August 1, 1994, vacated the rental space and ceased making rental payments. Rose's filed a claim against the Partnership in the amount of $45,743 for rent which it claimed was paid improperly after the filing of its bankruptcy petition, for which the Partnership paid $20,000 in full settlement in February 1995. The Partnership had filed a proof of claim against Rose's for unpaid future rent in the amount of $880,000. In January 1995, the Partnership and Rose's agreed to fix the claim at $512,808, and in March 1995, the Partnership sold the claim to an unrelated third party for an immediate cash payment of $82,049.

After the departure of Rose's, the Partnership did not have sufficient cash flow to make full payments required under the New Market Square mortgage loan. The lender and the Partnership entered into a forbearance agreement under which NMS remitted to the lender net cash flow after payment of operating expenses monthly. In June 1995, the forbearance agreement was terminated and the NMS mortgage loan was brought current by using substantially all of the
Partnership's cash reserves. During the last half of 1995 BIC advanced the Partnership sufficient funds to cover operating shortfalls.

In February 1996, the New Market Square land, building and personal property were sold to an unrelated party for a contract price of $6,558,000, resulting in an estimated loss on sale of $510,000. (See discussion in Notes to Financial Statements included in Item 14 of this Report.)

Partnership Business. In 1995 and previous years, rental revenue was derived from the leasing of shopping center space to approximately 40 tenants and from a ground lease to a bank for an out-parcel. The shopping centers are leased subject to net leases. Tenants reimburse the Partnership for common area maintenance and certain other costs incurred.

Historically, a significant portion of rental revenue was derived from anchor tenants for which leases extend to 2006. Major tenants of the shopping centers (those leasing greater than 10 percent of total leasable space of 238,550 square feet) have been as follows:

--------------------- ------------------------ --------------- --------------- ---------------
                                                                1995 Rental    Lease Expires
  Tenant                Shopping Center          Square Feet       Revenue
Harris Teeter         Plaza West                    25,000        $143,000            2006
Food Lion             Cape Henry Plaza              25,000         178,000            2006
Winn Dixie            New Market Square             35,900         216,000            2006
Rose's/vacant*        New Market Square             54,000              --              --
                                                   139,900        $537,000
--------------------- ------------------------ --------------- --------------- ---------------

*Rose's, Inc. renounced its lease pursuant to a bankruptcy filing on August 1, 1994, vacated the rental space and ceased making rental payments.

The Partnership's two remaining properties are well located in cities with strong economies and rapidly growing populations. The properties have been well maintained. Cape Henry Plaza was painted in 1995, and certain roof and parking lot repairs are scheduled for 1996. With the completion of these repairs the centers will remain in good physical condition.

Occupancy remains high at both centers. At December 31, 1995, and March 15, 1996, occupancy at Cape Henry Plaza was 100 percent, compared to 95 percent at December 31, 1994. For Plaza West occupancy was 100 percent at December 31, 1994, December 31, 1995, and March 15, 1996.

Rental rates for local tenant renewals and new local tenant leases appear to be improving at both properties. This improvement appears to be attributable to the combined effect of an improving economy, good locations and a lack of new construction of similar type centers.


ITEM 2.  PROPERTIES

All three properties are neighborhood shopping centers, held subject to loans. All of the centers were constructed in 1986 and were acquired by the Partnership in May 1988. (See discussion of major tenants and occupancy percentages in Business discussion included in Item 1 of this Report.)

------------------------------ ----------------------------- ----------------
                                                              Approx. Sq. Ft.
 Shopping Center Name               Location                   Rental Space
Plaza West                     Raleigh, North Carolina              63,800
Cape Henry Plaza               Virginia Beach, Virginia             50,000
New Market Square*             Burlington, North Carolina          125,000

------------------------------ ----------------------------- ----------------

*New Market Square was sold in February 1996.

Summary information regarding occupancy rates is as follows:


-----------------------------------------------------------------------------
                                               As of December 31,
                                     1995           1994           1993
Plaza West                            100%           100%           100%
Cape Henry Plaza                      100             95            100
New Market Square                      55             57            100

-------------------------------- -------------- -------------- --------------


ITEM 3.  LEGAL PROCEEDINGS

The Partnership was not a party to any material pending legal proceedings during the fourth quarter of 1995 or at December 31, 1995. See discussion of legal proceedings with respect to the New Market Square Rose's vacancy and disposition thereof during first quarter 1995 in Business discussion included in Item 1 of this Report.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of fiscal year 1995.



                                     PART II

5.  MARKET FOR  REGISTRANT'S  BENEFICIAL  ASSIGNMENT  CERTIFICATES  AND  RELATED
MATTERS

The Partnership received aggregate subscription funds of $6,671,543 for 333,577 beneficial assignment certificates ("BACs") from approximately 480 investors. There is currently no established public trading market for the BACs. The Partnership is unaware of any secondary market for its securities.

No distributions were made in 1995, 1994, or 1993. The general partner is currently evaluating the Partnership's remaining properties to determine appropriate levels for operating reserves. The Partnership intends to distribute the net proceeds from the sale of New Market Square less any amounts required to maintain adequate operating reserves. The Partnership is expected to make a capital distribution during the first half of 1996.

6.  SELECTED FINANCIAL DATA

----------------------------------- -----------------------------------------------------------------------------
                                                          For the years ended December 31,
                                       1995 (1)          1994            1993          1992 (2)         1991
----------------------------------- --------------- --------------- --------------- --------------- --------------
Operating Data
Rental revenue                          $1,632,519      $1,767,669      $1,811,601      $1,814,882     $1,855,323
Net loss                                  (828,548)       (269,830)       (277,204)     (2,036,308)      (205,349)

Net loss per BAC                             (2.46)          (0.80)          (0.82)          (6.04)         (0.61)
Distributions per BAC (3)                      .00             .00             .00            0.23           1.80

Balance Sheet Data (at year end)
Total assets                            13,029,394      14,116,654      14,493,681      14,952,836     17,065,222
Notes payable                           12,797,111      13,060,575      13,266,616      13,445,000     13,445,000

----------------------------------- --------------- --------------- --------------- --------------- --------------

(1) In 1995, the Partnership recorded a charge of $510,000 to reduce the recorded basis of the New Market Square Shopping Center property to estimated net realizable value. The property was subsequently sold to an unrelated third party in February 1996.

(2) In 1992, the Partnership recorded a charge of $1,750,000 to reduce the recorded basis of its shopping centers to estimated net realizable value.

(3) Under generally accepted accounting principals, distributions have consisted entirely of return of capital.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and Notes thereto included in Item 14 of this Report.

Results of Operations

Revenues. Rental revenue was generally consistent in 1990 through 1993, with occupancy at all three shopping centers consistently above 90 percent. In August 1994, Rose's, a key tenant which occupied approximately 45 percent of available space at New Market Square, renounced its lease pursuant to a bankruptcy filing and vacated its space. As a result of this significant vacancy, rental revenue decreased 2.4 percent in 1994 and 7.6 percent in 1995. Occupancy levels and related rental income at Plaza West and Cape Henry have remained consistently high.

In 1995 the Partnership recognized other income of approximately $82,000 related to sale of its claim against Rose's for unpaid future rent. There were no other significant income items in 1995, 1994 or 1993.

Expenses. Property operating expenses, exclusive of depreciation, amortization and interest, were generally consistent, increasing 3.3 percent in 1994, and no increase in 1995. General and administrative expenses, including legal fees, were unusually high in 1993 due to the bankruptcy and related loan modification of the Partnership's subsidiary, New Market Square Limited Partnership ("NMS"), but returned to more typical levels in 1994 and 1995. Depreciation and amortization expenses were consistent throughout the three year period. Nominal declines in interest expense reflect amortization of loan principal.

In late December 1995, the Partnership entered into an agreement to sell New Market Square Shopping Center which was subsequently executed in February 1996. In conjunction with this sale in 1995 the Partnership recorded a

$510,000 charge to reduce the recorded net book value of New Market Square assets to estimated net realizable value (contract sale price of $6,558,000 less estimated direct costs of the sale totaling approximately $195,000). (See discussion of New Market Square in Notes to Financial Statements included in
Item 14 of this Report.)

Summary Results of Operations. The Partnership recorded net losses of $277,000, $270,000, and $829,000 in 1993, 1994 and 1995, respectively. Depreciation and amortization of approximately $420,000 in each year are significant non-cash expenses which have a significant impact on reported results.

Net losses related to operations of New Market Square were $99,000, $98,000, and $726,000 in 1993, 1994 and 1995, respectively, including depreciation and amortization of approximately $225,000 in each year and a provision for estimated loss on sale of New Market Square of $510,000 in 1995.

Liquidity and Capital Resources

The Partnership has had long term financing in place on all three shopping centers. The first mortgage loans on the two shopping centers remaining after sale of New Market Square mature in 1998 and require monthly principal reduction. (See discussion of Mortgage Loans Payable in Notes to Financial Statements included in Item 14 of this Report.)

If not for the Rose's bankruptcy and resulting vacancy at New Market Square since August 1994, the Partnership would have been operating reasonably well. Following the Rose's departure, New Market Square did not generate sufficient cash flow to pay full payments required under its mortgage loan. The lender and the Partnership entered into a forbearance agreement under which monthly payments varied based on New Market's cash flow after payment of operating expenses. In June 1995, the forbearance agreement was terminated, and the New Market mortgage loan was brought current by using substantially all of the Partnership's cash reserves. During the remainder of the year, the general partner advanced approximately $79,000 to the Partnership to cover operating shortfalls.

Plaza West and Cape Henry Plaza continue to generate positive cash flow from operations. Leases at these shopping centers are generally long-term, with substantially all increases in operating expenses, taxes and insurance passed through to and paid by tenants. Additionally, most leases include built-in rent increases based on changes in the consumer price index. The Partnership should have sufficient cash flow to meet its capital needs.

The Partnership did not pay any distributions to partners in 1993, 1994 or 1995. The Partnership expects to make some distribution to partners with the net proceeds of sale of New Market Square in 1996; however, other distributions have been suspended until property operations allow.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are listed under Item 14(a) and filed as part of this Report on the pages indicated.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no directors or executive officers. The Partnership Agreement provides that the management of the affairs of the Partnership and the administration of its day-to-day operations will be performed solely by the general partner. From the inception of the Partnership until April 14, 1994, the general partner was BT Venture Partners ("BTVP"), a North Carolina general partnership formed in June 1985. The two general partners of BTVP were Boddie Investment Company ("BIC"), a North Carolina corporation, and Tom G. Thornburg ("Thornburg"). In April 1994, BIC purchased Thornburg's interest in BTVP and certain affiliated partnerships and corporations. In conjunction with this transaction, BIC became the general partner of the Partnership as of April 14, 1994.

BIC was formed in June 1985 to engage in the business of real estate investment.
B. Mayo Boddie and Nicholas B. Boddie own all of the outstanding shares of capital stock of BIC and are its only directors. Biographical information concerning the officers of BIC is set forth below.

B. Mayo Boddie, age 66, President of BIC, together with his brother, Nicholas B. Boddie, and their late uncle, Carleton Noell, founded Boddie-Noell Enterprises, Inc. ("BNE") in 1961. BNE, which is headquartered in Rocky Mount, North Carolina, is the largest privately owned and the second largest franchisee of Hardee's Restaurants in the United States. BNE owns and operates approximately 365 Hardee's Restaurants. B. Mayo Boddie is chairman of the board and chief executive officer of BNE. Mr. Boddie serves as a director of First Union National Bank of North Carolina, Factory Stores of America, North Carolina Wesleyan College, the East Carolina Council of Boy Scouts of America, a member of the Board of Visitors of the Kenan-Flagler Business School (University of North Carolina at Chapel Hill) and is President of the Rocky Mount Chamber of Commerce. He attended the University of North Carolina at Chapel Hill.

Nicholas B. Boddie, age 68, a Vice President of BIC, is vice chairman and a director of BNE. He is a director of First Union National Bank of Rocky Mount, Lake Waccamaw Boys and Girls Home of North Carolina, East Carolina Council of Boy Scouts and Rocky Mount Junior Achievement. Mr. Boddie attended the University of North Carolina at Chapel Hill.

Douglas E. Anderson, age 48, a Vice President and Secretary of BIC, has been with BNE since 1977 and is currently executive vice president and secretary and a director of that company. Mr. Anderson is also president of BNE Land and Development Company, a division of BNE. He serves as a director of Wachovia Bank of Rocky Mount, North Carolina, the Educational Foundation of the University of North Carolina and is a former director of Golden Corral Real Estate Investment Trust. Mr. Anderson attended the University of North Carolina at Chapel Hill.

W. Craig Worthy, age 43, Treasurer of BIC, has been with BNE since 1979 and is currently senior vice president and chief financial officer of that company. He serves as a director of First Union Bank of Rocky Mount, North Carolina. He received a BA degree from the University of Virginia in 1974 and a Master of Accountancy and of Business Administration from the University of South Carolina.


ITEM 11.  EXECUTIVE COMPENSATION

During the year ended December 31, 1995 the Partnership paid no compensation to the general partner or to the executive officers, directors or partners of its affiliates. See Item 13. Certain Relationships and Related Transactions for discussion of amounts which were paid or which may be paid to the general partner and certain affiliates of the general partner.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There are no BAC owners with a 5 percent or greater ownership interest.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The general partner of the Partnership is BIC, a North Carolina corporation. See
Item 10, Directors and Executive Officers of the Registrant for information concerning BIC. During 1995 BIC made advances totaling $79,000 to the Partnership to cover operating deficits. Such advances accrue interest at a prime rate; during 1995 the Partnership recorded interest expense related to these advances totaling approximately $2,000.

Boddie-Noell Properties, Inc. ("BNP"), an affiliate of the general partner, was engaged by the Partnership to provide management and certain leasing services for its three shopping centers. BNP is a publicly-held real estate investment trust. Certain officers and directors of BIC are also officers and directors of BNP. Effective October 1, 1995, BNP transferred management and leasing services rights to its subsidiary, BNP Management, Inc. Total fees paid to BNP and BNP Management, Inc. were approximately $51,000. In addition, the Partnership reimbursed BNP and BNP Management for certain administrative costs in the amount of approximately $12,000.

The books and records of the Partnership are maintained by the general partner, subject to audit by independent public accountants. Purchasers of BACs have no right to participate in the management of the Partnership, and it is not intended that there will be annual meetings of investors.

The Partnership does not have independent management and will rely on BIC and BNP Management, Inc. for day-to-day management of the Partnership. BIC and BNP Management, Inc. believe they have sufficient staff personnel to be fully capable of discharging their responsibility to all partnerships or groups to which they are responsible. BIC has conflicts of interest in allocating management time, services and other functions among affiliated publicly held and privately held entities and other partnerships or ventures that it may organize. The partners, officers and directors of BIC and BNP will devote only such time to the affairs of the Partnership as they, within their sole discretion exercised in good faith, determine to be necessary to carry out their obligations under the Partnership Agreement.



                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. and 2.  Financial Statements and Schedules

The financial statements and schedules listed below are filed as part of this Annual Report on the pages indicated.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                             PAGE
Financial Statements and Notes:
   Report of Independent Accountants                                                          12
   Consolidated Balance Sheets as of December 31, 1995 and 1994                               13
   Consolidated Statements of Operations for the Years Ended December 31, 1995,
      1994, and 1993                                                                          14
   Consolidated Statements of Shareholders' Equity for the Years Ended
      December 31, 1995, 1994, and 1993                                                       15
   Consolidated Statements of Cash Flows for the Years Ended December 31, 1995,
      1994, and 1993                                                                          16
   Notes to Consolidated Financial Statements                                                 17
Schedules:
   Schedule III - Real Estate and Accumulated Depreciation                                    23

The financial statements and schedule are filed as part of this report. All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(a) 3.  Exhibits

The Registrant agrees to furnish a copy of all agreements related to long-term debt upon request of the Commission.


  Exhibit
    No.

    2*       Plan for Reorganization and Disclosure Statement,  a Motion seeking authority  to make  post-petition  expenditures  and certain  other related  filings  (filed as Exhibit  29(e) to the  Partnership  8-K
             filing  dated  February  14,  1992,  and  incorporated   herein  by
             reference)
    4*       Retail Equity Partners Limited Partnership Agreement of Limited
             Partnership (filed as Exhibit 4 to the Partnership's Registration
             Statement (File No. 33-15427) on Form S-11 and incorporated herein by reference)
   27        Financial Data Schedule (electronic filing)

* Incorporated herein by reference

(b)  Reports on Form 8-K.

There were no reports on Form 8-K filed by the Partnership during the quarter ended December 31, 1995. The Partnership subsequently filed a Current Report on Form 8-K as of February 8, 1996, to report the sale of New Market Square Shopping Center.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             RETAIL EQUITY PARTNERS
                                             LIMITED PARTNERSHIP
                                             (Registrant)

                                             By:    Boddie Investment Company
                                                    General Partner




Date:  March 27, 1996                        By:         /s/ Philip S. Payne
                                                    Philip S. Payne
                                                    Duly Authorized Agent


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





     /s/ B. Mayo Boddie               Director             March 27, 1996
   B. Mayo Boddie




     /s/ Nicholas B. Boddie           Director             March 27, 1996
   Nicholas B. Boddie

Report of Independent Public Accountants




To Retail Equity Partners Limited Partnership:
We have audited the accompanying consolidated balance sheets of Retail Equity Partners Limited Partnership (a North Carolina limited partnership) as of
December 31, 1995, and 1994, and the related consolidated statements of operations, changes in partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the managing general partner. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the managing general partner, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Retail Equity Partners Limited Partnership as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.
                                                    /s/ Arthur Andersen LLP
                                                        ARTHUR ANDERSEN LLP






Charlotte, North Carolina,
    February 8, 1996.

                   Retail Equity Partners Limited Partnership

            Consolidated Balance Sheets -- December 31, 1995 and 1994



                                      Assets                                               1995            1994
                                    ----------                                         ------------    ------------
Investments in shopping centers:
    Land                                                                                $ 2,094,634     $ 2,094,634
    Buildings and improvements                                                            5,769,651       5,769,651
    Personal property                                                                        32,181          32,181
    Less - Accumulated depreciation                                                      (1,520,349)     (1,342,815)
                                                                                          6,376,117       6,553,651
New Market Square Shopping Center (see Note 5)                                            6,363,530       7,088,184
Cash                                                                                         16,467         149,639
Restricted cash - Tenant security deposits                                                   32,695          27,153
Accounts receivable, less allowance for doubtful accounts of
    $7,443 in 1995 and $55,200 in 1994                                                      113,140         123,435
Prepaids and other assets                                                                    47,507          62,770
Deferred costs, less amortization of $175,504 in 1995 and $144,000 in 1994                   79,938         111,822
                                                                                        $13,029,394     $14,116,654

                       Liabilities and Partners' Equity (Deficit)
                    ------------------------------------------------
Mortgage loans payable                                                                 $  6,931,348    $  6,983,060
Mortgage loan and accrued interest payable - New Market Square Shopping Center            5,909,756       6,172,455
Trade accounts payable and accrued expenses                                                  31,905          52,861
Prepaid rent                                                                                  2,752          11,263
Tenant security deposits                                                                     31,100          26,381
Accrued interest payable                                                                     53,429          53,828
Advances and accrued interest due to affiliates                                              80,846               0
                 Total liabilities                                                       13,041,136      13,299,848
Partners' equity (deficit):
    Limited partners                                                                         54,099         874,362
    General partner                                                                         (65,841)        (57,556)
                 Total partners' equity (deficit)                                           (11,742)        816,806
                                                                                        $13,029,394     $14,116,654





The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                   Retail Equity Partners Limited Partnership

                      Consolidated Statements of Operations
              For the Years Ended December 31, 1995, 1994 and 1993






                                                                            1995            1994            1993
                                                                       -------------   -------------   -------------
Revenue:
    Rental revenue                                                        $1,632,519      $1,767,669      $1,811,601
    Interest                                                                   9,205           4,731           7,644
    Other income                                                              82,049               0               0
                                                                           1,723,773       1,772,400       1,819,245
Expenses:
    Property operations                                                      193,793         186,776         171,279
    General and administrative                                                55,496          47,112         100,697
    Property taxes and insurance                                             163,824         165,184         166,882
    Property management fees                                                  51,330          57,063          57,722
    Depreciation                                                             392,188         393,258         393,622
    Amortization                                                              31,884          31,935          25,914
    Interest                                                               1,153,806       1,160,902       1,180,333
    Provision for estimated loss on sale of New Market Square
       Shopping Center                                                       510,000               0               0
                                                                           2,552,321       2,042,230       2,096,449
Net loss                                                                  $ (828,548)     $ (269,830)     $ (277,204)
Net loss allocated to limited partners (99%)                              $ (820,263)     $ (267,132)     $ (274,432)
Net loss allocated to general partner (1%)                                $   (8,285)     $   (2,698)     $   (2,772)
Net loss per limited partnership unit                                     $    (2.46)     $    (0.80)     $    (0.82)





The accompanying notes to consolidated financial statements are an integral part of these statements.

                   Retail Equity Partners Limited Partnership

        Consolidated Statements of Changes in Partners' Equity (Deficit)
              For the Years Ended December 31, 1995, 1994 and 1993






                                                 Limited         General
                                                 Partners        Partner           Total
                                               ------------    -----------     ------------
Balance, December 31, 1992                      $1,415,926      $(52,086)       $1,363,840
    Net loss                                      (274,432)       (2,772)         (277,204)
Balance, December 31, 1993                       1,141,494       (54,858)        1,086,636
    Net loss                                      (267,132)       (2,698)         (269,830)
Balance, December 31, 1994                         874,362       (57,556)          816,806
    Net loss                                      (820,263)       (8,285)         (828,548)
Balance, December 31, 1995                      $   54,099      $(65,841)       $  (11,742)








The accompanying notes to consolidated financial statements are an integral part of these statements.

                   Retail Equity Partners Limited Partnership

                      Consolidated Statements of Cash Flows
              For the Years Ended December 31, 1995, 1994 and 1993





                                                                              1995           1994            1993
                                                                          ------------   ------------   ------------
Cash flows from operating activities:
    Net loss                                                               $ (828,548)    $ (269,830)    $ (277,204)
    Adjustments to reconcile net loss to net cash provided by
       operating activities-
          Depreciation and amortization                                       424,072        425,193        419,536
          Provision for estimated loss on sale of New Market Square
              Shopping Center                                                 510,000              0              0
          Changes in operating assets and liabilities:
              Tenant security deposits                                           (823)          (996)          (480)
              Accounts receivable                                              10,295         18,882         30,531
              Receivables from affiliates                                           0         20,000        (20,000)
              Prepaids and other assets                                        15,263        (23,689)         7,247
              Trade accounts payable and accrued expenses
                                                                              (20,956)        38,529          8,300
              Prepaid rent                                                     (8,511)        11,263              0
              Payables to affiliates                                                0         (4,708)       (11,007)
              Accrued interest                                                (51,346)        51,702         (2,572)
              Accrued interest due to affiliates                                1,846              0              0
                 Net cash provided by operating activities                     51,292        266,346        154,341
Cash flows used in investing activities - Additions to shopping
    centers                                                                         0              0        (10,000)
Cash flows from financing activities:
    Repayment of principal on mortgage loans                                 (263,464)      (206,041)      (203,384)
    Advances from affiliates                                                   79,000              0              0
                 Net cash used in financing activities                       (184,464)      (206,041)      (203,384)
Increase (decrease) in cash                                                  (133,172)        60,305        (59,033)
Cash, beginning of year                                                       149,639         89,334        148,367
Cash, end of year                                                          $   16,467     $  149,639     $   89,334

Supplemental disclosure of cash flow and noncash flows information:
       Cash payments for interest                                          $1,203,306     $1,109,200     $1,182,905
       Deferred financing costs funded from mortgage loan                           0              0         25,000




The accompanying notes to consolidated financial statements are an integral part of these statements.

                   Retail Equity Partners Limited Partnership

                   Notes to Consolidated Financial Statements
                           December 31, 1995 and 1994




1.  Organization and Summary of Significant Accounting Policies:

Retail Equity Partners Limited Partnership (the Partnership) is a North Carolina limited partnership formed to acquire, hold, operate and manage three neighborhood shopping centers. In October 1991, the ownership of one of the shopping centers was transferred to a newly formed partnership, New Market Square Limited Partnership (NMS), which is 99.99% owned by the Partnership. The financial statements include the accounts of NMS, and all significant intercompany accounts and transactions have been eliminated. Under the terms of the partnership agreement, net income (loss) and cash distributions from operations are allocated 99% to the limited partners and 1% to the general partner. When the limited partners have received distributions equal to their equity contributions plus a priority return (as defined), any further taxable income, losses or distributions will be allocated 90% to the limited partners and 10% to the general partner. Upon the sale or refinance of the partnership property, the partnership agreement specifies certain allocations of net proceeds.

Rental Revenue and Expenses

Rental revenue is derived from the leasing of shopping center space to approximately 40 tenants and from a ground lease to a bank for an out-parcel. Fixed rental amounts are recorded as they accrue under the terms of each lease. Contingent rents based on tenants' sales or future changes in the Consumer Price Index are recorded at the time such amounts are both determinable and due under the terms of related leases. (There was no contingent rental income earned in 1995, 1994 or 1993.) The shopping centers are leased subject to net leases. Tenants reimburse the Partnership for common area maintenance and certain other expenses incurred.

Property/Depreciation

All property is stated at the lower of cost or estimated net realizable value. Buildings are depreciated on a straight-line basis over the estimated useful life of 33 years. Capitalized building improvements and personal property are depreciated using an accelerated method over 15 years and 7 years, respectively. Repairs and maintenance costs are expensed as incurred.

New Market  Square Shopping Center

Subsequent to December 31, 1995, the New Market Square Shopping Center land, building, and personal property were sold to an unrelated party. These assets and related mortgage liability have been segregated in the balance sheets presented, and certain amounts in the balance sheet as of December 31, 1994, have been reclassified to conform to the 1995 presentation.

Deferred Costs

Financing costs have been capitalized and are amortized over the term of the related mortgage. Organization costs are amortized over 5 years. Leasing commissions are capitalized and amortized over their respective lease terms.

Syndication and Offering Costs

Fees related to the sale of limited partnership units were charged against partners' equity. These fees included various legal and accounting services and sales commissions.

Income Taxes

Under current income tax laws, income or loss of the Partnership is included in the income tax returns of the partners. Accordingly, no provision has been made for federal or state income taxes in the accompanying financial statements. The tax returns of the Partnership are subject to examination by federal and state taxing authorities. If such examinations occur and result in changes with respect to the partnership qualification or in changes to partnership income or loss, the tax liability of the partners would be changed accordingly.

Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Per Unit Amounts

Net loss allocated per limited partnership unit was determined based on the average number of units outstanding during the year (333,577 units in 1995, 1994 and 1993).


2.  Investments in Shopping Centers:

The investments in shopping centers (excluding New Market Square - see Note 5) include the following:

                                                                Approximate
                                                                Square Feet
Shopping Center Name          Location                          Rental Space
Cape Henry Plaza              Virginia Beach, Virginia               50,000
Plaza West                    Raleigh, North Carolina                63,800

Approximately 30% of rental revenue at these two properties is derived from two anchor tenants for which leases extend to 2006. Annual base rental revenue from these two major tenants was approximately $143,000 and $178,000, respectively.

The following is a schedule of minimum future rentals on noncancellable operating leases, excluding reimbursement of operating expenses and contingent rent, in effect as of December 31, 1995 (excluding New Market Square - see Note
5):


1996                               $   805,000
1997                                   708,000
1998                                   662,000
1999                                   614,000
2000                                   609,000
Thereafter                           2,676,000
                                  ------------
                                    $6,074,000



3.  Mortgage Loans Payable:

Mortgage loans payable at December 31 consist of the following:

                                                                                    1995            1994
                                                                               -------------   -------------
  Mortgage loan  payable  to a  financial  institution,  secured by Cape
      Henry Plaza  assets;  interest at 9.25%  payable  monthly  through
      August 1993;  thereafter,  principal and interest at 9.25% payable in monthly  installments of $29,370,  with outstanding balance due
      August  1998.   Prepayment   penalty  is  the  greater  of  1%  of
      outstanding  principal  balance or an amount  calculated  based on annual yield of U.S. Government Securities, as defined.
                                                                               $  3,512,408    $  3,538,612

  Mortgage loan  payable to a  financial  institution,  secured by Plaza
      West assets;  interest at 9.25%  payable  monthly  through  August
      1993;  thereafter,  principal  and  interest  at 9.25%  payable in monthly  installments  of $28,588 , with  outstanding  balance due
      August  1998.   Prepayment   penalty  is  the  greater  of  1%  of
      outstanding  principal  balance or an amount  calculated  based on annual yield of U.S. Government Securities, as defined.
                                                                                  3,418,940       3,444,448

  Mortgage loan  payable  to a  financial  institution,  secured  by New
      Market  Square  assets;  interest at 8.5% through May 1993,  8.25%
      through  May  1995,  then 9%,  paid  monthly  through  June  1993;
      effective  July 1993,  principal  and interest  payable in monthly installments of $58,000.  Note was  subsequently  retired February
      1996.


                                                                                  5,865,763       6,077,515
                                                                               $ 12,797,111    $ 13,060,575


Scheduled principal payments on mortgage loans are as follows. For purposes of this schedule, the entire balance of the mortgage loan payable related to New Market Square has been classified as due in 1996.

      1996           $  5,922,467
      1997                 62,178
      1998              6,812,466
                     ------------
                      $12,797,111


4.  Transactions with Affiliates:

In April 1994, Boddie Investment Company (BIC) purchased and redeemed Tom G. Thornburg's interests in BT Venture Partners (BTVP, the former general partner), BT Venture Corporation (BTVC, the former management agent) and other related entities. Mr. Thornburg had served as managing general partner of BTVP and as president of BTVC. In conjunction with this transaction, BIC became the general partner of the Partnership effective April 14, 1994, and all amounts due to BTVP were assigned to BIC as of that date. On October 1, 1994, BTVC was acquired by and merged into Boddie-Noell Properties, Inc. (BNP), a publicly held real estate investment trust. Certain officers and directors of BIC, the general partner, are also officers and directors of BNP. Prior to its merger into BNP, BTVC assigned all amounts receivable from the Partnership to BIC. BNP assumed BTVC's rights as the management agent at the merger date. In June 1995, BNP transferred rights as the management agent to its subsidiary, BNP Management, Inc. In 1993, the Partnership paid certain costs which were determined to be reimbursed by BTVP. The outstanding receivable balance was $20,000 at December 31, 1993. These costs were repaid during 1994. During 1995, BIC made advances to NMS for operating shortfalls totaling $79,000. Such advances accrue interest at a prime rate (8.5% at December 31, 1995). During 1995, the Partnership recorded interest expense related to these advances totaling approximately $1,900. The Partnership is charged a property management fee of 3% of gross collections, as defined. In addition, the management agents allocated certain costs to the Partnership totaling $12,000 in 1995, 1994 and 1993. Operating expenses paid on behalf of the Partnership are reimbursed on a monthly basis.


5.  New Market Square Limited Partnership:

In February 1992, NMS filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. This action was taken after negotiations for refinancing of NMS's mortgage loan payable of $6,400,000 failed and alternative financing could not be obtained. NMS received court approval to continue normal operations.

In May 1993, NMS successfully completed its restructuring of the mortgage loan payable with the lender and emerged from bankruptcy. Terms of the modified mortgage loan are described in Note 3 above. In addition, the principal balance was increased to $6,425,000, with the $25,000 increase representing legal fees incurred to restructure the mortgage note. In May 1993, a $100,000 principal payment was made. During August 1994, a major tenant at NMS, Roses' Inc., renounced its lease pursuant to its Chapter 11 bankruptcy filing, vacated the rental space and ceased making rental payments. Roses' filed a claim against the Partnership in the amount of $45,743 for rent which it claims was paid improperly after the filing of its bankruptcy petition. In February 1995, the Company paid Roses' $20,000 in settlement of the claim for payment of post petition rent. In addition, the Company settled and sold its claim against Roses', for unpaid future rent for the net amount of $82,000, with proceeds paid to the mortgage lender applied against principal and interest in arrears. Subsequent to Roses' vacating NMS, NMS was unable to fund the required debt service on the mortgage loan secured by NMS assets. As a result, the lender and general partner entered into a forbearance agreement under which NMS assets paid the lender net cash flow, as defined, of NMS in lieu of the principal and interest requirement of the original note. In June 1995, the forbearance agreement was terminated and the NMS mortgage loan was brought current by using substantially all of the Partnership's cash reserves. New Market Square Shopping Center was subsequently sold to an unrelated third party on February 8, 1996, for a contract price of $6,558,000. Estimated direct costs of the sale total approximately $195,000. Carrying value of these assets was as follows:

                                                              December 31, 1995   December 31, 1994
                                                              -----------------   -----------------
Land                                                              $1,459,445           $1,459,445
Buildings and improvements                                         7,018,876            7,018,876
Personal Property                                                     33,134               33,134
                                                               -------------       --------------
                                                                   8,511,455            8,511,455
Less - Accumulated depreciation                                   (1,637,925)          (1,423,271)
       Reserve for writedown to net realizable value                (510,000)                   0
                                                               =============       ==============
                                                                  $6,363,530           $7,088,184


Results of operations of New Market Square were as follows:



                                                                      1995           1994           1993
                                                                 -------------  -------------  -------------
   Revenue-
      Rental revenue                                                $ 638,953      $ 833,447      $ 900,807
      Net proceeds, sale of Roses' claim                               82,049              0              0
      Interest and other                                                3,302          1,418          3,247
                                                                 -------------  -------------  -------------
                                                                      724,304        834,865        904,054
  Expenses-
      Property operations                                              84,944         84,207         75,941
      General and administrative                                       24,169         16,613         75,707
      Property taxes and insurance                                     72,253         72,639         73,849
      Property management fees                                         21,369         25,844         26,911
       Depreciation                                                   214,654        215,209        214,951
      Amortization                                                     12,690         12,700          6,354
      Interest                                                        510,427        505,180        528,955
      Provision for estimated loss on sale of New Market
         Square Shopping Center                                       510,000              0              0
                                                                 =============  =============  =============
                                                                    $(726,202)     $ (97,527)     $ (98,614)

RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
Schedule III - Real Estate and Accumulated Depreciation
Year Ended December 31, 1995

                                                                                              Costs
            Description                  Encumb.                Initial Costs              Capitalized
                                                                          Buildings &       Subsequent
                                                            Land          Improvem'ts     to Acquisition       Land

Cape Henry Plaza Shopping
   Center, Virginia Beach, VA             $ 3,512,408      $ 1,140,332    $  3,596,694        $  16,08$     $ 1,021,855

Plaza West Shopping Center,
   Raleigh, NC                              3,418,940        1,422,557       3,307,336           80,490       1,072,779

New Market Square Shopping
   Center, Burlington, NC                   5,865,763        1,472,030       7,050,809           71,593       1,459,445


                                     =====================================================================================
                                          $12,797,111      $ 4,034,919    $ 13,954,839        $ 168,163     $ 3,554,079
                                     =====================================================================================




                                                   Gross Amount at Which
                                                 Carried at Close of Period
                                        Buildings &                        Accumulated      Date of       Date        Life
                                        Improvem'ts          Total         Depreciation     Constr.     Acquired    (Years)

Cape Henry Plaza Shopping
   Center, Virginia Beach, VA           $  3,242,342       $ 4,264,197      $   801,380          n/a      May-88         33

Plaza West Shopping Center,
   Raleigh, NC                             2,559,490         3,632,269          718,969          n/a      May-88         33

New Market Square Shopping
   Center, Burlington, NC                  7,052,010         8,511,455        2,147,925          n/a      May-88         33


                                     =====================================================
                                        $ 12,853,842      $ 16,407,921      $ 3,668,274
                                     =====================================================







                                                 Years ended December 31,
                                           1995             1994             1993
                                     ----------------------------------------------------
Real estate investments:
Balance at beginning of year           $   16,407,921   $   16,407,921   $    16,397,921
Additions during year
  Acquisitions by merger
                                                    -                -                 -
  Other acquisitions
                                                    -                -                 -
  Improvements, etc.
                                                    -                -            10,000
Deductions during year
                                                    -                -                 -
                                     ====================================================
Balance at close of year               $   16,407,921   $   16,407,921   $    16,407,921
                                     ====================================================


Accumulated depreciation:
Balance at beginning of year           $    2,766,086    $   2,372,828   $     1,979,206
Reserve for depreciation
                                              392,188          393,258           393,622
Reserve for write-down to
  estimated net realizable value
                                              510,000                -                 -
Deductions during year
                                                    -                -                 -
                                     ====================================================
Balance at close of year               $    3,668,274    $   2,766,086    $    2,372,828
                                     ====================================================



Note: There are no significant differences in aggregate cost for financial reporting purposes and Federal income tax purposes.

                                INDEX TO EXHIBITS


  Exhibit
    No.                                                                                   Page
    2*       Plan for Reorganization and Disclosure Statement,  a Motion seeking authority  to make  post-petition  expenditures  and certain  other related  filings  (filed as Exhibit  29(e) to the  Partnership  8-K
             filing  dated  February  14,  1992,  and  incorporated   herein  by
             reference)
    4*       Retail Equity Partners Limited Partnership Agreement of Limited
             Partnership (filed as Exhibit 4 to the Partnership's Registration
             Statement (File No. 33-15427) on Form S-11 and incorporated herein by reference)
   27        Financial Data Schedule (electronic filing)                                   25

* Incorporated herein by reference