Form 10-Q
period 1996-03-31
RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
filed 1996-05-14
CIK 818021

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1996

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








                                               Total number of pages:  9

                                TABLE OF CONTENTS


  Item No.                                                                        Page No.
          PART I - Financial Information
  1       Financial Statements                                                        3
  2       Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                   7

          PART II - Other Information
  6       Exhibits and Reports on Form 8-K                                            8


                                     PART I

Item 1.  Financial Statements

RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
- ------------------------------------------------------------------------------
Consolidated Balance Sheets

                                                                      March 31,       December 31,
                                                                        1996              1995
                                                                   ----------------  ----------------
                                                                     (Unaudited)
Assets
Investments in shopping centers:
   Land                                                               $  2,094,634      $  2,094,634
   Buildings and improvements                                            5,769,651         5,769,651
   Personal property                                                        32,181            32,181
                                                                   ----------------  ----------------
                                                                         7,896,466         7,896,466
   Less accumulated depreciation                                        (1,564,620)       (1,520,349)
                                                                   ----------------  ----------------
                                                                         6,331,846         6,376,117
New Market Square Shopping Center                                                -         6,363,530
Cash and cash equivalents                                                  432,967            16,467
Restricted cash - tenant security deposits                                  24,596            32,695
Accounts receivable, net                                                    42,760           113,140
Prepaids and other assets                                                   53,070            47,507
Deferred financing costs, net                                               43,385            79,938
                                                                   ----------------  ----------------
         Total assets                                                 $  6,928,624      $ 13,029,394
                                                                   ================  ================


Liabilities and Partners' Equity
Mortgage notes payable                                                $  6,917,658      $  6,931,348
Mortgage loan and accrued interest payable - New Market
     Square Shopping Center                                                      -         5,909,756
Trade accounts payable and accrued expenses                                 29,013            31,905
Accrued interest payable                                                    53,429            53,429
Escrowed security deposits and deferred revenue                             23,455            33,852
Advances and accrued interest due to affiliates                                  -            80,846
                                                                   ----------------  ----------------
      Total liabilities                                                  7,023,555        13,041,136
                                                                   ----------------  ----------------

Partners' deficit:
   Limited partners                                                        (28,258)           54,099
   General partner                                                         (66,673)          (65,841)
                                                                   ----------------  ----------------
      Total partners' deficit                                              (94,931)          (11,742)
                                                                   ----------------  ----------------
         Total liabilities and partners' deficit                      $  6,928,624      $ 13,029,394
                                                                   ================  ================


RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
- ------------------------------------------------------------------------------
Consolidated Statements of Operations
(Unaudited)

                                                                                 Three months
                                                                                ended March 31,
                                                                              1996              1995
                                                                        ----------------  ----------------
Revenue
Rental revenue                                                             $  317,294        $  394,746
Interest and other income                                                       1,877            84,876
                                                                        ----------------  ----------------
                                                                              319,171           479,622
                                                                        ----------------  ----------------

Expenses
Property operations                                                            53,371            55,424
General and administrative expense                                             17,146            26,065
Property taxes and insurance                                                   32,051            40,635
Property management fees                                                       12,418            14,807
Depreciation                                                                   44,271            98,314
Amortization                                                                    6,391             7,972
Interest                                                                      218,005           285,786
Provision for estimated loss on sale of New Market Square                      18,707                 -
                                                                        ----------------  ----------------
                                                                              402,360           529,003
                                                                        ----------------  ----------------
Net loss                                                                   $  (83,189)       $  (49,381)
                                                                        ================  ================

Net loss allocated to
   limited partners (99%)                                                  $  (82,357)       $  (48,887)
                                                                        ================  ================
Net loss allocated to
   general partner (1%)                                                    $     (832)       $     (494)
                                                                        ================  ================

Net loss per limited
   partnership unit                                                        $    (0.25)       $    (0.15)
                                                                        ================  ================

Weighted average number of limited partnership units outstanding              333,577           333,577
                                                                        ================  ================

RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
- ------------------------------------------------------------------------------
Consolidated Statements of Cash Flows
(Unaudited)

                                                                              Three months
                                                                             ended March 31,
                                                                          1996              1995
                                                                    ----------------  ----------------
Cash flows from operating activities
Net loss                                                               $   (83,189)      $   (49,381)
Adjustments to reconcile net loss to
   net cash provided by operations:
   Depreciation and amortization                                            50,662           106,286
   Write-off of deferred costs at sale of New Market Square                 18,576                 -
   Changes in operating assets and liabilities:
      Rent and other receivables                                            70,380            81,598
      Prepaid expenses and other assets                                    (16,977)          (28,029)
      Amounts held in special escrow                                             -           (82,049)
      Accounts payable and accrued expenses                                 20,108            35,330
      Accrued interest payable                                             (43,993)           41,127
      Escrowed security deposits and deferred revenue                       (2,298)           18,483
                                                                   ----------------  ----------------
Net cash provided by operating activities                                   13,269           123,365
                                                                   ----------------  ----------------

Cash flows from investing activities
                                                                   ----------------  ----------------
Proceeds of sale of New Market Square Shopping Center                    6,363,530                 -
                                                                   ----------------  ----------------

Cash flows from financing activities
Repayment of advances from general partner                                 (80,846)                -
Principal payments on notes payable                                     (5,879,453)          (51,293)
                                                                   ----------------  ----------------
Net cash used in financing activities                                   (5,960,299)          (51,293)
                                                                   ----------------  ----------------

Increase in cash and cash equivalents                                      416,500            72,072
Cash and cash equivalents at beginning of period                            16,467           149,639
                                                                   ----------------  ----------------

Cash and cash equivalents at end of period                             $   432,967       $   221,711
                                                                   ================  ================

RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
- ------------------------------------------------------------------------------
Notes to Financial Statements - March 31, 1996
(Unaudited)

Note 1.  Interim financial statements

The accompanying financial statements of Retail Equity Partners Limited Partnership (the Partnership) have not been audited by independent accountants, except for the balance sheet at December 31, 1995. In the opinion of the Partnership's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Partnership's 1995 Annual Report on Form 10-K and Current Report on Form 8-K dated February 8, 1996.

The results for the first quarter of 1996 are not necessarily indicative of future financial results.

Note 2.  New Market Square Shopping Center

The New Market Square Shopping Center property was sold to an unrelated third party on February 8, 1996, for a contract price of $6,558,000. Estimated direct costs of the sale total approximately $214,000. Carrying value of these assets at December 31, 1995, was as follows:

       Land                                                $1,459,445
       Buildings and improvements                           7,018,876
       Personal property                                       33,134
                                                          -----------
                                                            8,511,455
       Less -   Accumulated depreciation                   (1,637,925)
                Reserve for writedown to net
                   realizable value                          (510,000)
                                                          -----------
                                                           $6,363,530
                                                          ===========

The consolidated statements of operations for the three months ended March 31, 1996 and 1995, include the operations of New Market Square through February 7, 1996. Results of operations of New Market Square for these periods were as follows:

                                                                    Three months ended March 31,
                                                                  1996                        1995
                                                                  ----                        ----
  Rental revenue                                                $  59,602                  $161,245
  Interest and other income                                         1,095                    83,273
                                                              -----------                ----------
       Total revenue                                               60,697                   244,518
                                                              -----------                ----------
  Property operations                                              18,548                    25,612
  General and administrative expense                                1,625                     8,308
  Property taxes and insurance                                      8,052                    17,844
  Property management fees                                          3,831                     6,456
  Depreciation                                                          -                    53,800
  Amortization                                                      1,588                     3,175
  Interest                                                         57,822                   124,397
  Provision for estimated loss on sale of shopping center          18,707                         -
                                                              -----------                ----------
       Total expenses                                             110,173                   239,592
                                                              -----------                ----------
       Net income (loss)                                        $ (49,476)               $    4,926
                                                              ===========                ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Retail Equity Partners Limited Partnership ("the Partnership") is a North Carolina limited partnership formed to acquire, hold, operate and manage three neighborhood shopping centers. In October, 1991 the ownership of one of the shopping centers was transferred to a newly formed partnership, New Market Square Limited Partnership ("NMSLP"). The Partnership is the sole general partner and holds a 99.99 percent interest in NMSLP. In February 1996 New Market Square Shopping Center was sold to an unaffiliated party.

The following discussion should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report on Form 10-Q, the Partnership's Current Report on Form 8-K dated February 8, 1996, and the
Partnership's audited financial statements and notes thereto included in the Partnership's 1995 Annual Report on Form 10-K.

Results of Operations

Effective February 8, 1996, the Partnership sold New Market Square Shopping Center ("NMS") to an unaffiliated party for a contract price of $6,558,000. At December 31, 1995, the Partnership had recorded a reserve of $510,000 for writedown of NMS to estimated net realizable value. During first quarter of 1996 the Partnership recorded an additional provision for loss on the sale of approximately $19,000.

The consolidated statements of operations for the three months ended March 31, 1996 include the operations of New Market Square through February 7, 1996. Decreases in revenues and expenses in first quarter of 1996 compared to 1995 generally reflect the effect of sale of NMS in early February. Summary operating results of Cape Henry Plaza and Plaza West shopping centers are as follows:

                                                  Three months ended March 31,
                                                  1996                    1995
                                                  ----                    ----
 Revenues                                        $258,474              $235,104
 Expenses:
    Property expenses                              67,409                60,954
    General and administrative                     15,521                17,757
    Depreciation and amortization                  49,074                49,311
    Interest                                      160,183               161,389
                                                ---------             ---------
                                                  292,187               289,411
                                                ---------             ---------
       Net loss                                 $ (33,713)            $ (54,307)
                                                =========             =========

Both Plaza West and Cape Henry Shopping Center were 100 percent occupied throughout first quarter 1996, compared to 100 percent and approximately 95 percent, respectively, in first quarter 1995. Improved operating results in first quarter of 1996 are primarily attributable to increased occupancy and rental increases.

The Partnership experienced a net loss of $83,000 in first quarter 1996 compared to $49,000 for the same period in 1995. (The first quarter 1996 loss includes $19,000 provision for estimated loss on sale of NMS, while first quarter 1995 results include $82,000 proceeds of a claim against a former tenant of NMS).

Liquidity and Capital Resources. The Partnership has long-term financing on both remaining shopping centers. These first mortgage loans mature in 1998 and require monthly principal reduction.

The two remaining shopping centers continue to generate positive cash flow from operations. The leases held by the Partnership are generally long-term, with substantially all increases in operating expenses, taxes and insurance passed through to and paid by tenants. Additionally, most leases include built-in rent increases based on changes in the consumer price index or percentage rents based on total sales. The Partnership should have sufficient cash flow to meet its capital needs.

The Partnership made no capital expenditures or distributions during the first quarter of 1996. The Partnership expects to make some distribution to partners with net proceeds of sale of NMS in 1996; however, other distributions have been suspended until property operations allow.


                                     PART II

Item 6.  Exhibits and Reports on Form 8-K

a)   Exhibits:

     Exhibit 27          Financial data schedule (electronic filing)

b)   Reports on Form 8-K:

     The Partnership filed a Current Report on Form 8-K dated February 8, 1996, for the sale of New Market Square Shopping Center.


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



                                        RETAIL EQUITY PARTNERS
                                        LIMITED PARTNERSHIP
                                        (Registrant)

                                        By:   Boddie Investment Company
                                              General Partner




May 14, 1996                             /s/ Philip S. Payne
                                        ------------------------
                                        Philip S. Payne
                                        (Duly authorized agent)