Form 10-Q
period 1996-06-30
RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
filed 1996-08-13
CIK 818021

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1996

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
- ------------------------------------------------------------------------------
Consolidated Balance Sheets

                                                                                        June 30,        December 31,
                                                                                          1996              1995
                                                                                     ----------------  ----------------
                                                                                       (Unaudited)
Assets
Investments in shopping centers:
   Land                                                                                 $  2,094,634      $  2,094,634
   Buildings and improvements                                                              5,769,651         5,769,651
   Personal property                                                                          32,181            32,181
                                                                                     ----------------  ----------------
                                                                                           7,896,466         7,896,466
   Less accumulated depreciation                                                          (1,608,879)       (1,520,349)
                                                                                     ----------------  ----------------
                                                                                           6,287,587         6,376,117
New Market Square Shopping Center                                                                  -         6,363,530
Cash and cash equivalents                                                                    152,487            16,467
Restricted cash - tenant security deposits                                                    25,149            32,695
Accounts receivable, net                                                                      34,788           113,140
Prepaids and other assets                                                                     46,284            47,507
Deferred financing costs, net                                                                 38,582            79,938
                                                                                     ----------------  ----------------
         Total assets                                                                   $  6,584,877      $ 13,029,394
                                                                                     ================  ================


Liabilities and Partners' Equity
Mortgage notes payable                                                                  $  6,903,649      $  6,931,348
Mortgage loan and accrued interest payable - New Market
     Square Shopping Center                                                                        -         5,909,756
Trade accounts payable and accrued expenses                                                   35,674            31,905
Accrued interest payable                                                                      53,429            53,429
Escrowed security deposits and deferred revenue                                               25,547            33,852
Advances and accrued interest due to affiliates                                                    -            80,846
                                                                                     ----------------  ----------------
      Total liabilities                                                                    7,018,299        13,041,136
                                                                                     ----------------  ----------------

Partners' deficit:
   Limited partners                                                                         (366,344)           54,099
   General partner                                                                           (67,078)          (65,841)
                                                                                     ----------------  ----------------
      Total partners' deficit                                                               (433,422)          (11,742)
                                                                                     ----------------  ----------------
         Total liabilities and partners' deficit                                        $  6,584,877      $ 13,029,394
                                                                                     ================  ================


RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
- ------------------------------------------------------------------------------
Consolidated Statements of Operations
(Unaudited)

                                                          Three Months                         Six months
                                                         ended June 30,                      ended June 30,
                                                    1996               1995              1996              1995
                                               ----------------   ----------------   ----------------  ----------------
Revenue
Rental revenue                                    $  253,358         $  401,095         $  570,652        $  795,841
Interest and other income                              5,275              3,250              7,152            88,126
                                               ----------------   ----------------   ----------------  ----------------
                                                     258,633            404,345            577,804           883,967
                                               ----------------   ----------------   ----------------  ----------------

Expenses
Property operations                                   40,407             42,915             93,778            98,339
General and administrative expense                    18,007             20,968             35,153            47,033
Property taxes and insurance                          24,277             41,373             56,328            82,008
Property management fees                               7,523             12,968             19,941            27,775
Depreciation                                          44,259             97,978             88,530           196,292
Amortization                                           4,803              7,972             11,194            15,944
Interest                                             159,863            275,833            377,868           561,619
Provision for loss on sale of
   New Market Square                                       -                  -             18,707                 -
                                               ----------------   ----------------   ----------------  ----------------
                                                     299,139            500,007            701,499         1,029,010
                                               ----------------   ----------------   ----------------  ----------------
Net loss                                          $  (40,506)         $ (95,662)         $(123,695)       $ (145,043)
                                               ================   ================   ================  ================

Net loss allocated to
   limited partners (99%)                         $  (40,101)         $ (94,706)         $ 122,458)       $ (143,593)
                                               ================   ================   ================  ================
Net loss allocated to
   general partner (1%)                           $     (405)         $    (956)         $  (1,237)       $   (1,450)
                                               ================   ================   ================  ================

Net loss per limited
   partnership unit                               $    (0.12)         $   (0.28)         $    (0.37)       $    (0.43)
                                               ================   ================   ================  ================

Weighted average number of limited
   partnership units outstanding                     333,577            333,577            333,577           333,577
                                               ================   ================   ================  ================

RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
- ------------------------------------------------------------------------------
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                                Six months
                                                                                              ended June 30,
                                                                                          1996              1995
                                                                                     ----------------  ----------------
Cash flows from operating activities
Net loss                                                                                 $  (123,695)      $  (145,043)
Adjustments to reconcile net loss to
   net cash provided by operations:
   Depreciation and amortization                                                              99,724           212,236
   Write-off of deferred costs at sale of New Market Square                                   30,162                 -
   Changes in operating assets and liabilities:
      Rent and other receivables                                                              78,352            63,350
      Prepaid expenses and other assets                                                        1,223           (33,511)
      Accounts payable and accrued expenses                                                    3,769           (14,772)
      Accrued interest payable                                                               (43,993)                -
      Escrowed security deposits and deferred revenue                                           (759)          (11,313)
                                                                                     ----------------  ----------------
Net cash provided by operating activities                                                     44,783            70,947
                                                                                     ----------------  ----------------

Cash flows from investing activities
Proceeds of sale of New Market Square Shopping Center                                      6,363,530                 -
                                                                                     ----------------  ----------------

Cash flows from financing activities
Repayment of advances from general partner                                                   (80,846)                -
Principal payments on notes payable                                                       (5,893,462)         (155,134)
Distribution to limited partners                                                            (297,985)                -
                                                                                     ----------------  ----------------
Net cash used in financing activities                                                     (6,272,293)         (155,134)
                                                                                     ----------------  ----------------

Increase (decrease) in cash and cash equivalents                                             136,020           (84,187)
Cash and cash equivalents at beginning of period                                              16,467           149,639
                                                                                     ----------------  ----------------

Cash and cash equivalents at end of period                                               $   152,487       $    65,452
                                                                                     ================  ================


RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
- ------------------------------------------------------------------------------
Notes to Financial Statements - June 30, 1996
(Unaudited)

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

The results for the first two quarters of 1996 are not necessarily indicative of future financial results.

Note 2.  New Market Square Shopping Center

The New Market Square Shopping Center property was sold to an unrelated third party on February 8, 1996, for a contract price of $6,558,000. Estimated direct costs of the sale total approximately $214,000. Carrying value of these assets at December 31, 1995, was as follows:

  Land                                                              $1,459,445
  Buildings and improvements                                         7,018,876
  Personal property                                                     33,134
                                                                 -------------
                                                                     8,511,455
  Less -   Accumulated depreciation                                 (1,637,925)
           Reserve for writedown to net realizable value              (510,000)
                                                                  ------------
                                                                    $6,363,530

The consolidated statements of operations for the three and six months ended June 30, 1996 and 1995, include the operations of New Market Square Limited Partnership and its shopping center, New Market Square, which was sold effective February 8, 1996. Results of operations of New Market Square Limited Partnership for these periods were as follows:

                                                        Three months                      Six months
                                                       ended June 30,                   ended June 30,
                                                      1996            1995             1996            1995
                                                ---------------- ---------------  -------------- ----------------
Rental Revenue                                    $   1,578         $ 149,891        $   61,180    $  311,136
Interest and other income                             3,227             1,487             4,322        84,760
                                                ---------------- ---------------  --------------- ---------------
      Total revenue                                   4,805           151,378            65,502       395,896
                                                ---------------- ---------------  --------------- ---------------
Property operations, taxes and insurance               (874)           37,445            25,726        80,901
General and administrative expense                        -            13,845             1,625        22,153
Property management fees                                  -             6,192             3,831        12,648
Depreciation                                              -            53,620                 -       107,420
Amortization                                              -             3,175             1,588         6,350
Interest                                                  -           114,737            57,822       239,134
Provision for loss on sale of shopping center             -                 -            18,707             -
                                                ---------------- ---------------  --------------- ---------------
      Total expenses                                   (874)          229,014           109,299       468,606
                                                ---------------- ---------------  --------------- ---------------
      Net income (loss)                           $   5,679         $ (77,636)       $  (43,797)   $  (72,710)
                                                ================ ===============  =============== ===============



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

Results of Operations

Effective February 8, 1996, the Partnership sold New Market Square Shopping Center ("NMS") to an unaffiliated party for a contract price of $6,558,000. At December 31, 1995, the Partnership had recorded a reserve of $510,000 for writedown of NMS to estimated net realizable value. During first quarter of 1996 the Partnership recorded an additional provision for loss on the sale of approximately $19,000. NMSLP is currently winding up liquidation of its assets and liabilities.

The consolidated statements of operations for the three months ended June 30, 1996 include the operations of NMSLP. Decreases in revenues and expenses in second quarter of 1996 compared to 1995 generally reflect the effect the of sale of NMS in early February. Summary operating results of Cape Henry Plaza and Plaza West shopping centers are as follows:

                                                    Three months                      Six months
                                                   ended June 30,                   ended June 30,
                                                 1996            1995              1996              1995
                                            -------------- ----------------- ---------------- ----------------
Revenues                                     $   253,828     $   252,967      $   512,302      $   488,071
                                            -------------- ----------------- ---------------- ----------------
Expenses:
Property operations                               73,081          53,619          140,490          114,573
General and administrative expense                18,007           7,123           33,528           24,880
Depreciation and amortization                     49,062          49,155           98,136           98,466
Interest                                         159,863         161,096          320,046          322,485
                                            -------------- ----------------- ---------------- ----------------
                                                 300,013         270,993          592,200          560,404
                                            ============== ================= ================ ================
      Net loss                               $   (46,185)    $   (18,026)     $   (79,898)     $   (72,333)
                                            ============== ================= ================ ================



Both Plaza West and Cape Henry Plaza shopping centers were 100 percent occupied throughout second quarter 1996, compared to 100 percent and approximately 94 percent, respectively, in second quarter 1995. The increase in property operations expense is primarily attributable to resurfacing of the parking lot at Plaza West. The increase in general and administrative costs is primarily attributable to partnership administration fees (retroactive to January 1, 1996) recorded in second quarter 1996.

The Partnership experienced a net loss of $41,000 in second quarter 1996 compared to $96,000 for the same period in 1995. The decrease is primarily attributable to the sale of NMS, which generated significant operating losses in 1995. (See notes to financial statements included in this report.)

Liquidity and Capital Resources. The Partnership has long-term financing on both remaining shopping centers. These first mortgage loans mature in 1998 and require monthly principal reduction.

The two remaining shopping centers continue to generate positive cash flow from operations. The leases held by the Partnership are generally long-term, with substantially all increases in operating expenses, taxes and insurance passed through to, and paid by, tenants. Additionally, most leases include built-in rent increases based on changes in the consumer price index or percentage rents based on total sales. The Partnership should have sufficient cash flow to meet its capital needs.

The Partnership made no capital expenditures during the second quarter of 1996. During second quarter 1996, the Partnership made a distribution in the amount of $297,985 to the limited partners from net proceeds of the sale of NMS. However, other distributions have been suspended until property operations allow.


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



                                           RETAIL EQUITY PARTNERS
                                           LIMITED PARTNERSHIP
                                           (Registrant)

                                           By:   Boddie Investment Company
                                                 General Partner




August 13, 1996                              /s/ Philip S. Payne
                                           ------------------------
                                            Philip S. Payne
                                           (Duly authorized agent)