Form 10-Q
period 1996-09-30
RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
filed 1996-11-12
CIK 818021

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1996

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








                                                Total number of pages:  11

                                TABLE OF CONTENTS

  Item No.                                                                              Page No.

                PART I - Financial Information
   1            Financial Statements                                                        3
   2            Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                   8

                PART II - Other Information
   6            Exhibits and Reports on Form 8-K                                            9

                                     PART I

Item 1. Financial Statements

RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
------------------------------------------------------------------------------
Consolidated Balance Sheets


                                                                                   September 30,    December 31,
                                                                                       1996             1995
                                                                                 ---------------- ----------------
                                                                                    (Unaudited)
Assets
Investments in shopping centers:
   Land                                                                           $    2,094,634   $    2,094,634
   Buildings and improvements                                                          5,795,381        5,769,651
   Personal property                                                                      32,181           32,181
                                                                                 ---------------- ----------------
                                                                                       7,922,196        7,896,466
   Less accumulated depreciation                                                      (1,653,138)      (1,520,349)
                                                                                 ---------------- ----------------
                                                                                       6,269,058        6,376,117
New Market Square Shopping Center                                                              -        6,363,530
Cash and cash equivalents                                                                117,675           16,467
Restricted cash - tenant security deposits                                                25,305           32,695
Accounts receivable, net                                                                  43,130          113,140
Prepaids and other assets                                                                 67,926           47,507
Deferred financing costs, net                                                             33,779           79,938
                                                                                 ---------------- ----------------

         Total assets                                                             $    6,556,873   $   13,029,394
                                                                                 ================ ================

Liabilities and Partners' Equity
Mortgage notes payable                                                            $    6,889,314   $    6,931,348
Mortgage loan and accrued interest payable - New Market
     Square Shopping Center                                                                    -        5,909,756
Trade accounts payable and accrued expenses                                               46,040           31,905
Amounts due to general partner                                                                 -                -
Accrued interest payable                                                                  53,429           53,429
Escrowed security deposits and deferred revenue                                           22,898           33,852
Advances and accrued interest due to affiliates                                                -           80,846
                                                                                 ---------------- ----------------
      Total liabilities                                                                7,011,681       13,041,136
                                                                                 ---------------- ----------------

Partners' equity (deficit):
   Limited partners                                                                     (387,516)          54,099
   General partner                                                                       (67,292)         (65,841)
                                                                                 ---------------- ----------------
      Total partners' equity                                                            (454,808)         (11,742)
                                                                                 ---------------- ----------------
         Total liabilities and partners' equity                                   $    6,556,873   $   13,029,394
                                                                                 ================ ================


RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
------------------------------------------------------------------------------
Consolidated Statements of Operations
(Unaudited)

                                                      Three months ended                 Nine months ended
                                                         September 30,                     September 30,
                                                    1996             1995              1996             1995
                                               --------------- ----------------  ---------------- ----------------
Revenue
Rental revenue                                   $    254,626     $    387,072      $    825,278     $  1,182,913
Interest and other income                               3,211            2,755            10,363           90,881
                                               --------------- ----------------  ---------------- ----------------
                                                      257,837          389,827           835,641        1,273,794
                                               --------------- ----------------  ---------------- ----------------

Expenses
Property operations                                    27,485           58,658           121,263          156,997
General and administrative expense                     10,974            4,593            46,127           51,626
Property taxes and insurance                           24,912           41,082            81,240          123,090
Property management fees                                7,253           11,686            27,194           39,461
Depreciation                                           44,259           97,810           132,789          294,102
Amortization                                            4,803            7,972            15,997           23,916
Interest                                              159,537          294,718           537,405          856,337
Provision for estimated loss on sale
   of New Market Square                                     -                -            18,707                -
                                               --------------- ----------------  ---------------- ----------------
                                                      279,223          516,519           980,722        1,545,529
                                               --------------- ----------------  ---------------- ----------------
Net loss                                         $    (21,386)    $   (126,692)     $   (145,081)    $   (271,735)
                                               =============== ================  ================ ================

Net loss allocated to
   limited partners (99%)                        $    (21,172)    $   (125,425)     $   (143,630)    $   (269,018)
                                               =============== ================  ================ ================
Net loss allocated to
   general partner (1%)                          $       (214)    $     (1,267)     $     (1,451)    $     (2,717)
                                               =============== ================  ================ ================

Net loss per limited
   partnership unit                              $      (0.06)    $      (0.38)     $      (0.43)    $      (0.81)
                                               =============== ================  ================ ================

Weighted average number of
   limited partnership units outstanding              333,577          333,577           333,577          333,577
                                               =============== ================  ================ ================

RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
------------------------------------------------------------------------------
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                         Nine months ended
                                                                                           September 30,
                                                                                       1996             1995
                                                                                 ---------------- ----------------
Cash flows from operating activities
Net loss                                                                           $    (145,081)   $    (271,735)
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                                                         148,786          318,018
   Write-off of deferred costs at sale of New Market Square                               18,576                -
   Changes in operating assets and liabilities:
      Rent and other receivables                                                          70,010           60,759
      Prepaid expenses and other assets                                                  (31,833)         (59,924)
      Accounts payable and accrued expenses                                               (6,858)          21,321
      Escrowed security deposits and deferred revenue                                     (3,564)          (7,338)
                                                                                 ---------------- ----------------
Net cash provided by operating activities                                                 50,036           61,101
                                                                                 ---------------- ----------------

Cash flows from investing activities
Proceeds from sale of New Market Square                                                6,363,530                -
Additions to properties                                                                  (25,730)               -
                                                                                 ---------------- ----------------
Net cash provided by investing activities                                              6,337,800                -
                                                                                 ---------------- ----------------


Cash flows from financing activities
Advances from (repayments to) general partner                                            (80,846)          42,000
Principal payments on notes payable                                                   (5,907,797)        (208,687)
Distribution to limited partners                                                        (297,985)               -
                                                                                 ---------------- ----------------
Net cash used in financing activities                                                 (6,286,628)        (166,687)
                                                                                 ---------------- ----------------

Increase (decrease) in cash and cash equivalents                                         101,208         (105,586)
 Cash and cash equivalents at beginning of period                                         16,467          149,639
                                                                                 ---------------- ----------------

Cash and cash equivalents at end of period                                         $     117,675    $      44,053
                                                                                 ================ ================

RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
------------------------------------------------------------------------------
Notes to Financial Statements - September 30, 1996
(Unaudited)

Note 1.  Interim financial statements

The accompanying financial statements of Retail Equity Partners Limited Partnership (the "Partnership") have not been audited by independent accountants, except for the balance sheet at December 31, 1995, which was derived from the financial statements included in the Partnership's 1995 Annual Report on Form 10-K. In the opinion of the Partnership's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Partnership's 1995 Annual Report on Form 10-K and Current Report on Form 8-K dated February 8, 1996.

The results for the first three quarters of 1996 are not necessarily indicative of future financial results.

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
                                                                 ------------
                                                                   $6,363,530

New Market Square Limited Partnership was dissolved effective July 31, 1996. The consolidated statements of operations for the three and nine months ended September 30, 1996 and 1995, include the operations of New Market Square Limited Partnership and its shopping center, New Market Square Shopping Center.

Results of operations of New Market Square Limited Partnership for these periods were as follows:


                                                     Three months ended                  Nine months ended
                                                       September 30,                       September 30,
                                                   1996             1995              1996              1995
                                                ------------- ------------------  ---------------- -----------------
Rental Revenue                                   $    2,250      $    149,869      $     63,430      $    461,005
Interest and other income                                85               830             4,407            85,590
                                                ------------- ------------------  ---------------- -----------------
     Total revenue                                    2,335           150,699            67,837           546,595
                                                ------------- ------------------  ---------------- -----------------

Property operations, taxes, and insurance                 -            37,853            25,726           118,754
General and administrative expense                       40               569             1,665            22,722
Property management fees                                  -             4,495             3,831            17,143
Depreciation                                              -            53,529                 -           160,949
Amortization                                              -             3,175             1,588             9,525
Interest                                                  -           133,919            57,822           373,053
Provision for loss on sale of shopping center             -                 -            18,707                 -
                                                ------------- ------------------  ---------------- -----------------
      Total expenses                                     40           233,540           109,339           702,146
                                                ------------- ------------------  ---------------- -----------------

      Net income (loss)                         $     2,295     $     (82,841)     $    (41,502)     $   (155,551)
                                                ============= ==================  ================ =================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forward-looking statements including, without limitation, statements relating to development activities of the Partnership within the meaning of federal securities laws. Although management believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are certain factors such as general economic conditions, local real estate conditions, or weather conditions that might cause a difference between actual results and those forward-looking statements.

Overview

Retail Equity Partners Limited Partnership (the "Partnership") is a North Carolina limited partnership formed to acquire, hold, operate and manage three neighborhood shopping centers. In October, 1991 the ownership of one of the shopping centers was transferred to a newly formed partnership, New Market Square Limited Partnership ("NMSLP"). The Partnership has been the sole general partner and held a 99.99 percent interest in NMSLP. In February 1996 New Market Square Shopping Center was sold to an unaffiliated party.

The following discussion should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report on Form 10-Q, the Partnership's Current Report on Form 8-K dated February 8, 1996, and the
Partnership's audited financial statements and notes thereto included in the Partnership's 1995 Annual Report on Form 10-K.

Results of Operations

Effective February 8, 1996, the Partnership sold New Market Square Shopping Center ("NMS") to an unaffiliated party for a contract price of $6,558,000. At December 31, 1995, the Partnership had recorded a reserve of $510,000 for writedown of NMS to estimated net realizable value. During first quarter of 1996 the Partnership recorded an additional provision for loss on the sale of approximately $19,000. NMSLP was dissolved effective July 31, 1996.

The consolidated statements of operations for the three and nine months ended September 30, 1996 include the operations of NMSLP. Decreases in revenues and expenses in 1996 compared to 1995 generally reflect the effect of sale of NMS in early February. Summary operating results of Cape Henry Plaza and Plaza West shopping centers are as follows:

                                                 Three months ended                Nine months ended
                                                   September 30,                     September 30,
                                                1996            1995             1996             1995
                                            ------------- ------------------ ---------------- ----------------
Revenues                                     $   255,502     $   239,128      $   767,804      $   727,199
                                            ------------- ------------------ ---------------- ----------------
Expenses:
Property Operations                               59,650          69,078          200,140          183,651
General and administrative expense                10,934           4,024           44,462           28,904
Depreciation and amortization                     49,062          49,078          147,198          147,544
Interest                                         159,537         160,799          479,583          483,284
                                            ------------- ------------------ ---------------- ----------------
                                                 279,183         282,979          871,383          843,383
                                            ============= ================== ================ ================
      Net loss                               $   (23,681)    $   (43,851)     $  (103,579)     $  (116,184)
                                            ============= ================== ================ ================

Both Plaza West and Cape Henry Plaza shopping centers were 100 percent occupied throughout third quarter 1996, compared to 100 percent and approximately 94 percent, respectively, in third quarter 1995. Fluctuations in property operations expense are primarily attributable to timing of planned exterior repairs and maintenance. The increase in general and administrative costs is primarily attributable to partnership administration fees ($1,500 per month) charged and recorded in 1996.

The Partnership experienced a net loss of $21,000 in third quarter 1996 compared to net loss of $127,000 for the same period in 1995. The decrease is primarily attributable to the sale of NMS, which generated significant operating losses in 1995 (see notes to financial statements included in this report) along with improved occupancy and related rental revenue at Cape Henry Plaza.

Liquidity and Capital Resources. The Partnership has long-term financing on both remaining shopping centers. These first mortgage loans mature in 1998 and require monthly principal reduction.

The two remaining shopping centers continue to generate nominal positive cash flow from operations. The leases held by the Partnership are generally long-term, with substantially all increases in operating expenses, taxes and insurance passed through to, and paid by, tenants. Additionally, most leases include built-in rent increases based on changes in the consumer price index or percentage rents based on total sales. Although the Partnership currently generates sufficient cash flow to meet its immediate operating and capital needs, certain adverse developments, such as the failure of a significant tenant to pay rent, could create a material deficiency in the Partnership's short-term liquidity. In addition, the Partnership currently does not generate sufficient cash flow to make significant improvements or modifications to the centers should such needs arise.

During third quarter 1996 the Partnership expended approximately $26,000 for capitalized roof replacement at Cape Henry Plaza.

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


                                     PART II

Item 6.  Exhibits and Reports on Form 8-K

a)   Exhibits:

     Exhibit 27          Financial data schedule (electronic filing)

b)   Reports on Form 8-K:

     The Partnership filed a Current Report on Form 8-K dated October 15, 1996, relating to the change in its certifying accountant as of that date.

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



                                        RETAIL EQUITY PARTNERS
                                        LIMITED PARTNERSHIP
                                        (Registrant)

                                        By:   Boddie Investment Company
                                              General Partner




November 12, 1996                            /s/ Philip S. Payne
                                        ------------------------
Philip S. Payne
                                        (Duly authorized agent)