Form 10-K
period 1996-12-31
RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
filed 1997-03-27
CIK 818021

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 1996or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 14, 1997, was not determinable (no active market).

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No


Index to exhibits at page 24                          Total number of pages 24

                   RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP

                                TABLE OF CONTENTS


  Item No.                                                                              Page No.
                  PART I
     1            Business                                                                 3
     2            Properties                                                               4
     3            Legal Proceedings                                                        4
     4            Submission of Matters to a Vote of Security Holders                      4

                  PART II
     5            Market for Registrant's Common Equity and Related                        5
                  Stockholder Matters
     6            Selected Financial Data                                                  5
     7            Management's Discussion and Analysis of Financial                        5
                  Condition and Results of Operation
     8            Financial Statements and Supplementary Data                              7
     9            Changes in and Disagreements With Accountants on                         7
                  Accounting and Financial Disclosure
                  PART III
    10            Directors and Executive Officers of the Registrant                       8
    11            Executive Compensation                                                   8
    12            Security Ownership of Certain Beneficial Owners and                      9
                  Management
    13            Certain Relationships and Related Transactions                           9

                  PART IV
    14            Exhibits, Financial Statement Schedules, and Reports on                 10
                  Form 8-K



                                     PART I
ITEM 1.  BUSINESS

Retail Equity Partners Limited Partnership (the "Partnership") is a North Carolina limited partnership which was organized in 1987 for the purpose of acquiring, holding, operating and managing three neighborhood shopping centers. The general partner of the Partnership is Boddie Investment Company ("BIC"), a North Carolina corporation.

The Partnership offered a minimum of 50,000 and a maximum of 1,000,000 Beneficial Assignment Certificates ("BACs") representing beneficial assignments of limited partnership interests at $20 per BAC on a best effort basis through Planned Management Company, the dealer/manager. The Partnership received aggregate subscription funds of $6,671,543 and the offering closed on April 2, 1990.

The Partnership made cash and leveraged investments in three neighborhood shopping centers located in Burlington, North Carolina (New Market Square), Raleigh, North Carolina (Plaza West), and Virginia Beach, Virginia (Cape Henry Plaza).

In October 1991 the ownership of New Market Square was transferred to New Market Square Limited Partnership ("NMS"), a newly formed partnership. The Partnership was the sole general partner holding a 99.99 percent interest in NMS. In February 1992 NMS filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. This action was taken after negotiations to refinance New Market Square's mortgage loan payable of $6,400,000 failed and alternative financing could not be obtained. NMS received court approval to continue normal operations. In May 1993 NMS successfully completed restructuring of the mortgage loan payable with the lender and emerged from bankruptcy. The principal balance of the mortgage loan was increased to $6,425,000, the additional $25,000 being attributed to legal fees incurred to restructure the loan. In May 1993 a $100,000 principal payment was due and paid.

In August 1994 Rose's Inc., an anchor tenant at New Market Square renounced its lease pursuant to a Chapter 11 bankruptcy filing, vacated the rental space and ceased making rental payments. Rose's filed a post petition rent claim against the Partnership which was settled in February 1995 for $20,000. The Partnership filed a claim against Rose's for unpaid future rent. An agreement to fix the claim at $512,808 was reached in January 1995 and the claim was sold in March 1995 to an unrelated third party for an immediate cash payment of $82,049.

Due to the departure of Rose's, the Partnership was unable to generate sufficient cash flow to make full payments required under the New Market Square mortgage loan. The lender and the Partnership entered into a forbearance agreement under which NMS remitted to the lender net cash flow, after payment of monthly operating expenses. In June 1995 the forbearance agreement was terminated and the NMS mortgage loan was brought current by using substantially all of the Partnership's cash reserves. During the last half of 1995, BIC advanced the Partnership sufficient funds to cover operating shortfalls.

In February 1996 the New Market Square land, building and personal property were sold to an unrelated party for a contract price of $6,558,000, resulting in a net loss on sale of $499,000. (See discussion in Notes to Financial Statements included in Item 14 of this Annual Report)

Partnership Business. Following the sale of New Market Square Shopping Center in February 1996, the Partnership now operates two shopping centers, Cape Henry and Plaza West. In 1996 (exclusive of NMS), rental revenue was derived from the leasing of shopping center space to approximately 24 tenants and from a ground lease to a bank for an out-parcel. The shopping centers are leased subject to net leases. Tenants reimburse the Partnership for substantially all common area maintenance and certain other costs incurred.

Historically, a significant portion of rental revenue was derived from anchor tenants for which leases extend to 2006. Major tenants of the shopping centers held at December 31, 1996 (those leasing greater than 10 percent of total leasable space of 113,800) are as follows:

                                                        1996 Rental      Lease
    Tenant         Shopping Center     Square Feet        Revenue       Expires
--------------    -----------------   -------------    -------------   ---------

Harris Teeter        Plaza West          25,000         $ 143,000        2006
Food Lion            Cape  Henry         28,000           180,000        2006


The Partnership's two remaining properties are located in cities with strong economies and rapidly growing populations. The properties have been well maintained. Cape Henry Plaza was painted in 1995 and roof repairs were completed in 1996. The parking lot at Plaza West was repaired in 1996. With the completion of these repairs, the centers are in reasonably good physical condition.

Occupancy remains high at both centers. At December 31, 1996 and December 31, 1995, occupancy at both Cape Henry Plaza and Plaza West was 100 percent. Rental rates for local tenant renewals and new local tenant leases appear to be improving at both properties. This improvement appears to be attributable to the combined effect of an improving economy, good locations and a lack of new construction of similar type centers.

As of March 14, 1997, the Partnership had no employees.


ITEM 2. PROPERTIES

Both properties are neighborhood shopping centers held subject to loans. The centers were constructed in 1986 and acquired by the Partnership in May 1988. (See discussion of major tenants and occupancy percentages in Business discussion included in Item 1 of this Annual Report.)


                                                            Approx. Sq. Ft.
Shopping Center Name                Location                  Rental Space
---------------------    ------------------------------   -------------------

Plaza West                  Raleigh, North Carolina             63,800
Cape Henry Plaza            Virginia Beach, Virginia            50,000


Summary information regarding occupancy rates is as follows:

                                      As of December 31,
                             1996              1995              1994
                       --------------   ----------------   ----------------

Plaza West                   100%              100%              100%
Cape Henry Plaza             100               100                95


ITEM 3. LEGAL PROCEEDINGS

The Partnership was not a party to any material pending legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of fiscal year 1996.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S BENEFICIAL ASSIGNMENT CERTIFICATES AND RELATED MATTERS

The Partnership received aggregate subscription funds of $6,671,543 for 333,577 beneficial assignment certificates ("BACs") from approximately 480 investors. There is currently no established public trading market for the BACs. The Partnership is unaware of any secondary market for its securities.

During second quarter 1996, the Partnership made a distribution in the amount of $297,985 to the limited partners. This distribution was funded from the net proceeds of the sale of New Market Square less amounts required to maintain adequate operating reserves. Further distributions have been suspended until such time that property operations allow. No distributions were made in 1995 or 1994.


ITEM 6. SELECTED FINANCIAL DATA

                                                            For the years ended December 31
                                        1996 (1)        1995 (2)         1994            1993         1992 (3)
------------------------------------- -------------- --------------- -------------- --------------- --------------
Operating Data
Rental revenue                           $1,095,417      $1,632,519     $1,767,669      $1,811,601     $1,814,882
Net loss                                   (150,488)       (828,548)      (269,830)       (277,204)    (2,036,308)

Net loss per BAC                              (0.45)          (2.46)         (0.80)          (0.82)         (6.04)
Distributions per BAC (4)                       .00             .00            .00             .00           0.23

Balance Sheet Data (at year end)
Total assets                              6,490,838      13,029,394     14,116,654      14,493,681     14,952,836
Notes payable                             6,874,644      12,797,111     13,060,575      13,266,616     13,445,000

 (1) New Market Square Shopping Center was sold to an unrelated third party in February 1996.

(2) In 1995 the Partnership recorded a charge of $510,000 to reduce the recorded basis of the New Market Square Shopping Center property to estimated net realizable value.

(3) In 1992 the Partnership recorded a charge of $1,750,000 to reduce the recorded basis of its shopping centers to estimated net realizable value.

(4) Under generally accepted accounting principles, distributions have consisted entirely of return of capital.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This discussion contains forward-looking statements within the meaning of federal securities laws. Although management believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are certain factors such as general economic conditions, local real estate conditions, or weather conditions that might cause a difference between actual results and those forward-looking statements.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto included in Item 14 of this Annual Report.

Results of Operations

Revenues. Rental revenues in 1996 decreased by 38 percent from the prior year, primarily attributable to the sale of New Market Square in February 1996. Although rental revenues in total decreased, revenues at the individual centers owned for the full year, Cape Henry and Plaza West, increased by just over 1 percent. During 1994 Rose's, a key tenant at New Market Square occupying roughly 45 percent of available space, renounced its lease and vacated its space pursuant to a bankruptcy filing. As a result, rental revenue decreased by 7.6 percent in 1995 compared to 1994. Occupancy levels at Cape Henry and Plaza West have remained consistently high, and related rental income has improved during the last several years.

In 1995 the Partnership recognized approximately $82,000 in other income related to the sale of its claim against Rose's for unpaid future rent. There were no other significant income items in 1996, 1995 or 1994.

Expenses. For the two centers owned for the full year, 1996 property operating expenses, exclusive of depreciation, amortization and interest, increased approximately 23percent compared to 1995. This increase is due primarily to an increase in security at Cape Henry and the parking lot repairs at Plaza West. Property operations expenses for all three centers were generally consistent in 1995 and 1994. The decrease in depreciation and amortization in 1996 reflects the impact of sale of New Market Square. Depreciation and amortization were consistent in 1995 and 1994. The decrease in interest expense in 1996 was again attributable to the sale of New Market Square. The nominal decline in interest expense for 1995 reflected amortization of loan principal.

In late December 1995, the Partnership entered into an agreement to sell New Market Square Shopping Center which was completed in February 1996. In conjunction with this sale, the Partnership recorded a provision of $510,000 in 1995 (subsequently reduced by $11,000 in 1996) to reduce the recorded net book value of New Market Square assets to estimated net realizable value (contract sale price of $6,558,000 less direct costs of the sale totaling approximately $214,000). (See discussion of New Market Square in Notes to Financial Statements included in Item 14 of this Annual Report.)

Summary Results of Operations. The consolidated statements of operations include the operations of NMS. Decreases in revenues and expenses in 1996 compared to 1995 generally reflect the effect of the sale of New Market Square Shopping Center in early February. Summary operating results of Cape Henry Plaza and Plaza West shopping centers are as follows:

                                                             1996              1995              1994
                                                       ----------------- ----------------- -----------------
Revenue
   Rental revenue                                           $1,031,987        $  993,566        $  934,222
   Interest                                                      8,527             5,903             3,313
                                                       ----------------- ----------------- -----------------
                                                             1,040,514           999,469           937,535

Expenses
   Property operations                                         134,943           108,849           102,569
   General and administrative                                   30,176            31,327            30,499
   Property taxes and insurance                                 94,588            91,571            92,545
   Management fees                                              54,851            29,961            31,319
   Depreciation                                                177,400           177,534           178,049
   Amortization                                                 19,194            19,194            19,235
   Interest                                                    638,349           643,379           655,722
                                                       ----------------- ----------------- -----------------
                                                             1,149,501         1,101,815         1,109,838
                                                       ----------------- ----------------- -----------------
Net loss                                                    $ (108,987)       $ (102,346)       $ (172,303)
                                                       ================= ================= =================

Liquidity and Capital Resources

The Partnership has long term financing in place for the two remaining shopping centers. The first mortgage loans mature in 1998 and require monthly reduction of principal. The Partnership intends to refinance these mortgages at maturity, but there are no assurances that replacement loans will be available with terms and conditions which will allow for a successful refinancing to occur. (See discussion of Mortgage Loans Payable in Notes to Financial Statements included in Item 14 of this Annual Report.)

Absent of the Rose's bankruptcy and resulting vacancy at New Market Square since 1994, the Partnership would have been able to operate reasonably well. Subsequent to the departure of Rose's, New Market Square was unable to generate sufficient cash flow to pay full payments required by its mortgage loan. The Partnership negotiated a forbearance agreement with the lender, under which monthly payments varied based on New Market Square's cash flow after payment of operating expenses.

This agreement was terminated in June 1995 and the New Market Square mortgage loan was brought current by using substantially all of the Partnership's cash reserves. The general partner advanced approximately $79,000 to the Partnership to cover operating shortfalls during the remainder of 1995. These advances were repaid in full during 1996.

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

A distribution of approximately $298,000 was made in 1996 from the net proceeds of the sale of New Market Square. However, further distributions have been suspended until property operations allow. The Partnership did not make any distributions to its partners in 1995 or 1994.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are listed under Item 14(a) and filed as part of this Annual Report on the pages indicated.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no directors or executive officers. The Partnership Agreement provides that the management of the affairs of the Partnership and the administration of its day-to-day operations will be performed solely by the general partner. From the inception of the Partnership until April 14, 1994, the general partner was BT Venture Partners ("BTVP"), a North Carolina general partnership formed in June 1985. The two general partners of BTVP were Boddie Investment Company ("BIC"), a North Carolina corporation, and Tom G. Thornburg ("Thornburg"). In April 1994 BIC purchased Thornburg's interest in BTVP and certain affiliated partnerships and corporations. In conjunction with this transaction, BIC became the general partner of the Partnership as of April 14, 1994.

BIC was formed in June 1985 to engage in the business of real estate investment.
B. Mayo Boddie and Nicholas B. Boddie own all of the outstanding shares of capital stock of BIC and are its only directors. Biographical information concerning the officers of BIC is set forth below.

B. Mayo Boddie, age 67, President of BIC, together with his brother, Nicholas B. Boddie, and their late uncle, Carleton Noell, founded Boddie-Noell Enterprises, Inc. ("Enterprises") in 1961. Enterprises, which is headquartered in Rocky Mount, North Carolina, is the largest privately owned, and the second largest, franchisee of Hardee's Restaurants in the United States. Enterprises owns and operates approximately 365 Hardee's Restaurants. B. Mayo Boddie is chairman of the board of Enterprises. Mr. Boddie serves as a director of First Union National Bank of North Carolina, Factory Stores of America, North Carolina Wesleyan College, the East Carolina Council of Boy Scouts of America, a member of the Board of Visitors of the Kenan-Flagler Business School (University of North Carolina at Chapel Hill) and is a past chairman of the Rocky Mount Chamber of Commerce,as well as a past member of the State Board of Community Colleges of North Carolina. He attended the University of North Carolina at Chapel Hill.

Nicholas B. Boddie, age 69, a Vice President of BIC, is vice chairman and a director of Enterprises. He is a director of First Union National Bank of Rocky Mount, Lake Waccamaw Boys and Girls Home of North Carolina, and East Carolina Council of Boy Scouts. Mr. Boddie attended the University of North Carolina at Chapel Hill.

Douglas E. Anderson, age 49, a Vice President and Secretary of BIC, has been with Enterprises since 1977 and is currently executive vice president, secretary and a director of that company. Mr. Anderson is also president of BNE Land and Development Company, a division of Enterprises, and is Vice President of Boddie-Noell Properties, Inc., a real estate investment trust traded on the American Stock Exchange. He serves as a director of Wachovia Bank of Rocky Mount, North Carolina, is a former director of the Educational Foundation of the University of North Carolina, as well as Golden Corral Realty Corp. He presently serves on the Executive Committee for the UNC Educational Foundation at Chapel Hill. Mr. Anderson holds a BS degree from the University of North Carolina at Chapel Hill.

W. Craig Worthy, age 44, Treasurer of BIC, has been with Enterprises since 1979 and is currently senior vice president and chief financial officer of that company. He serves as a director of First Union National Bank of Rocky Mount, North Carolina. He received a BA degree from the University of Virginia in 1974 and a Master of Accountancy and of Business Administration from the University of South Carolina.


ITEM 11.  EXECUTIVE COMPENSATION

During the year ended December 31, 1996, the Partnership paid no compensation to the general partner or to the executive officers, directors or partners of its affiliates. See Item 13. Certain Relationships and Related Transactions for discussion of amounts which were paid or which may be paid to the general partner and certain affiliates of the general partner.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There are no BAC owners with a 5 percent or greater ownership interest.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The general partner of the Partnership is BIC, a North Carolina corporation. See
Item 10, Directors and Executive Officers of the Registrant for information concerning BIC. During 1995 BIC made advances totaling $79,000 to the Partnership to cover operating deficits. Such advances accrue interest at a prime rate. In 1995 the Partnership recorded interest expense related to these advances totaling approximately $2,000. During 1996 the Partnership repaid these advances and accrued interest in full.

Boddie-Noell Properties, Inc. ("BNP"), a publicly-held real estate investment trust, was engaged by the Partnership to provide management and certain leasing services for its three shopping centers. Certain officers and directors of BIC are also officers and directors of BNP. Effective October 1, 1995, BNP transferred management and leasing services rights to its subsidiary, BNP Management, Inc. Total management fees and partnership administration fees of approximately $59,000 and $18,000, respectively were paid to BNP Management, Inc. during 1996. In addition, the Partnership reimbursed BNP Management, Inc. for certain administrative costs in the amount of approximately $12,000.

The books and records of the Partnership are maintained by the general partner, subject to audit by independent public accountants. Purchasers of BACs have no right to participate in the management of the Partnership. It is not intended that there will be annual meetings of investors.

The Partnership relies on BIC and BNP Management, Inc. for day-to-day management. BIC and BNP Management, Inc. believe they have sufficient personnel to be fully capable of discharging their responsibility to all partnerships or groups to which they are responsible. BIC and BNP Management, Inc. have conflicts of interest in allocating management time, services and other functions among affiliated publicly held and privately held entities and other partnerships or ventures that it may organize. The partners, officers, and directors of BIC and BNP Management, Inc. will devote only such time to the affairs of the Partnership as they, within their sole discretion exercised in good faith, determine to be necessary to carry out their obligations under the Partnership Agreement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. and 2. Financial Statements and Schedules

The financial statements and schedules listed below are filed as part of this Annual Report on the pages indicated.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                               PAGE
Financial Statements and Notes:
   Reports of Independent Accountants                                                            12
   Consolidated  Balance  Sheets as of December  31, 1996 and 1995                               14
   Consolidated Statements of Operations for the Years Ended December 31, 1996,                  15
    1995 and 1994
   Consolidated  Statements  of Partners'  Equity  (Deficit) for the Years Ended                 16
    December 31, 1996, 1995 and 1994
   Consolidated Statements of Cash Flows for the Years Ended December 31, 1996,                  17
     1995 and 1994
   Notes to Consolidated Financial Statements                                                    18
Schedules:
   Schedule III - Real Estate and Accumulated Depreciation                                       23


The financial statements and schedule are filed as part of this Annual Report. All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.


(a) 3. Exhibits

The registrant agrees to furnish a copy of all agreements related to long-term debt upon request of the Commission.

Exhibit No.

     2*      Plan for  Reorganization  and  Disclosure  Statement,  a Motion
             seeking  authority  to  make  post-petition   expenditures  and
             certain  other related  filings  (filed as Exhibit 29(e) to the
             Partnership 8-K filing dated February 14, 1992, and
             incorporated herein by reference)
     4*      Retail Equity Partners Limited Partnership Agreement (filed as
             Exhibit 4 to the Partnership's Registration Statement (File No.
             33-15427) on Form S-11 and incorporated herein by reference)
    27       Financial Data Schedule (electronic filing)

* Incorporated herein by reference

(b)  Reports on Form 8-K:

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


                                         RETAIL EQUITY PARTNERS
                                         LIMITED PARTNERSHIP
                                         (Registrant)

                                         By:   Boddie Investment Company
                                               General Partner




March 27, 1997                             /s/ Philip S. Payne
                                         ------------------------
Philip S. Payne
                                         (Duly authorized agent)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





     /s/ B. Mayo Boddie                    Director          March 27, 1997
----------------------------------------
B. Mayo Boddie





     /s/ Nicholas B. Boddie                Director          March 27, 1997
----------------------------------------
Nicholas B. Boddie

                         Report of Independent Auditors



To the Partners of
Retail Equity Partners Limited Partnership


We have audited the accompanying balance sheet of Retail Equity Partners Limited Partnership as of December 31, 1996, and the related statements of operations, partners' equity (deficit), and cash flows for the year then ended. Our audit also includes the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Retail Equity Partners Limited Partnership at December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                              /s/ Ernst & Young LLP

                                              Ernst & Young LLP

Charlotte, North Carolina
January 24, 1997

Report of Independent Public Accountants




To Retail Equity Partners Limited Partnership:

We have audited the accompanying consolidated balance sheet of Retail Equity Partners Limited Partnership (a North Carolina limited partnership) as of December 31, 1995, and the related consolidated statements of operations, changes in partners' equity (deficit) and cash flows for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the managing general partner. Our responsibility is to express an opinion on those financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the managing general partner, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Retail Equity Partners Limited Partnership as of December 31, 1995, and the results of their operations and their cash flows for the years ended December 31, 1995 and 1994, in conformity with generally accepted accounting principles.


                                               /s/ Arthur Andersen LLP

                                               Arthur Andersen LLP

Charlotte, North Carolina
   February 8, 1996

RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
Consolidated Balance Sheets


                                                                                    December 31
                                                                               1996              1995
                                                                         ----------------- -----------------
Assets
Investments in shopping centers
   Land                                                                      $2,094,634      $  2,094,634
   Buildings and improvements                                                 5,795,381         5,769,651
   Personal property                                                             32,181            32,181
   less accumulated depreciation                                             (1,697,749)       (1,520,349)
                                                                         ----------------- -----------------
                                                                              6,224,447         6,376,117
New Market Square Shopping Center                                                     -         6,363,530
Cash and cash equivalents                                                       119,440            16,467
Restricted cash - tenant security deposits                                       25,407            32,695
Accounts receivable, less allowance for doubtful accounts of
   $7,443 in 1995                                                                63,925           113,140
Prepaids and other assets                                                        28,625            47,507
Deferred cost, net of amortization of $162,948 in 1996 and
   $175,504 in 1995                                                              28,994            79,938
                                                                         ----------------- -----------------
Total assets                                                                 $6,490,838       $13,029,394
                                                                         ================= =================

Liabilities and partners' equity (deficit)
Mortgage loans payable                                                       $6,874,644      $  6,931,348
Mortgage loan and accrued interest payable - New Market
   Square Shopping Center                                                             -         5,909,756
Trade accounts payable and accrued expenses                                      52,992            85,334
Prepaid rents and tenant security deposits                                       23,417            33,852
Advances and accrued interest due to general partner                                  -            80,846
                                                                         ----------------- -----------------
Total liabilities                                                             6,951,053        13,041,136

Partners' equity (deficit)
   Limited partners                                                            (392,869)           54,099
   General partner                                                              (67,346)          (65,841)
                                                                         ----------------- -----------------
Total partners' deficit                                                        (460,215)          (11,742)
                                                                         ----------------- -----------------
Total liabilities and partners' deficit                                      $6,490,838       $13,029,394
                                                                         ================= =================


See accompanying notes.

RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
------------------------------------------------------------------------------
Consolidated Statements of Operations


                                                                          Year ended December 31
                                                                   1996            1995           1994
                                                               -------------- --------------- --------------
Revenue
   Rental revenue                                                $1,095,417     $1,632,519      $1,767,669
   Interest                                                          12,934          9,205           4,731
   Other income                                                           -         82,049               -
                                                               -------------- --------------- --------------
                                                                  1,108,351      1,723,773       1,772,400

Expenses
   Property operations                                              153,514        193,793         186,776
   General and administrative                                        31,841         55,496          47,112
   Property taxes and insurance                                     101,743        163,824         165,184
   Management fees                                                   58,682         51,330          57,063
   Depreciation                                                     177,400        392,188         393,258
   Amortization                                                      20,782         31,884          31,935
   Interest                                                         696,171      1,153,806       1,160,902
   Provision for loss on sale of New Market Square
       Shopping Center                                              (11,457)       510,000               -
                                                               -------------- --------------- --------------
                                                                  1,228,676      2,552,321       2,042,230
                                                               -------------- --------------- --------------

Loss before extraordinary item                                     (120,325)      (828,548)       (269,830)
Extraordinary item - loss on extinguishment of debt                 (30,163)             -               -
                                                               -------------- --------------- --------------

Net loss                                                         $ (150,488)    $ (828,548)     $ (269,830)
                                                               ============== =============== ==============

Net loss allocated to limited partners (99%)                     $ (148,983)    $ (820,263)     $ (267,132)
                                                               ============== =============== ==============

Net loss allocated to general partner (1%)                       $   (1,505)    $   (8,285)     $   (2,698)
                                                               ============== =============== ==============

Net loss per limited partnership unit                            $    (0.45)    $    (2.46)     $    (0.80)
                                                               ============== =============== ==============
Weighted average number of
   limited partnership units outstanding                            333,577        333,577         333,577
                                                               ============== =============== ==============


See accompanying notes.

RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
Consolidated Statements of Partners' Equity (Deficit)


                                                           Limited           General
                                                           Partners          Partner            Total
                                                       ----------------- ----------------- -----------------
Balance at December 31, 1993                                $1,141,494          $(54,858)       $1,086,636
   Net loss                                                   (267,132)           (2,698)         (269,830)
                                                       ----------------- ----------------- -----------------
Balance at December 31, 1994                                   874,362           (57,556)          816,806
   Net loss                                                   (820,263)           (8,285)         (828,548)
                                                       ----------------- ----------------- -----------------
Balance at December 31, 1995                                    54,099           (65,841)          (11,742)
   Distribution to limited partners                           (297,985)                -          (297,985)
   Net loss                                                   (148,983)           (1,505)         (150,488)
                                                       ----------------- ----------------- -----------------
Balance at December 31, 1996                                $ (392,869)         $(67,346)       $ (460,215)
                                                       ================= ================= =================


See accompanying notes.

RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
Consolidated Statements of Cash Flows


                                                                         Year ending December 31
                                                                   1996            1995           1994
                                                               -------------- --------------- --------------
Operating activities
Net loss                                                        $  (150,488)   $  (828,548)    $  (269,830)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation and amortization                                  198,182        424,072         425,193
     Extraordinary item - loss on early extinguishment
       of debt                                                       30,163              -               -
     Provision for loss on sale of New Market Square                (11,457)       510,000               -
     Changes in operating assets and liabilities:
       Accounts receivable                                           49,215         10,295          18,882
       Receivable from affiliates                                         -              -          20,000
       Prepaids and other assets                                      7,468         15,263         (23,689)
       Trade accounts payable and accrued expenses                  (53,335)       (72,302)         90,231
       Prepaid rent and tenant security deposits                     (3,147)        (9,334)         10,267
       Payables to affiliates                                             -              -          (4,708)
       Accrued interest due to affiliates                            (1,846)         1,846               -
                                                               -------------- --------------- --------------
Net cash provided by operating activities                            64,755         51,292         266,346

Investing activities
Proceeds from sale of New Market Square                           6,363,400              -               -
Additions to shopping center properties                             (25,730)             -               -
                                                               -------------- --------------- --------------
Net cash provided by (used in) investing activities               6,337,670              -               -

Financing activities
Payments of long-term debt                                       (5,922,467)      (263,464)       (206,041)
Distribution to limited partners                                   (297,985)             -               -
Advances from (repayments to) general partner                       (79,000)        79,000               -
                                                               -------------- --------------- --------------
Net cash used in financing activities                            (6,299,452)      (184,464)       (206,041)
                                                               -------------- --------------- --------------

Net increase (decrease) in cash and cash equivalents                102,973       (133,172)         60,305
Cash and cash equivalents at beginning of year                       16,467        149,639          89,334
                                                               -------------- --------------- --------------
Cash and cash equivalents at end of year                        $   119,440    $    16,467     $   149,639
                                                               ============== =============== ==============


See accompanying notes.

RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
December 31, 1996


1.  Organization and Summary of Significant Accounting Policies

Retail Equity Partners Limited Partnership (the "Partnership") is a North Carolina limited partnership formed to acquire, hold, operate and manage three neighborhood shopping centers. In October 1991 the ownership of one of the shopping centers was transferred to a newly formed partnership, New Market Square Limited Partnership ("NMS"), which was 99.99 percent owned by the Partnership. The financial statements include the accounts of NMS, and all significant intercompany accounts and transactions have been eliminated.

Under the terms of the partnership agreement, net income (loss) and cash distributions from operations are allocated 99 percent to the limited partners and 1 percent to the general partner. When the limited partners have received distributions equal to their equity contributions plus a priority return (as defined), any further taxable income, losses or distributions will be allocated 90 percent to the limited partners and 10 percent to the general partner. Upon the sale or refinance of the Partnership property, the partnership agreement specifies certain allocations of net proceeds.

Rental Revenue and Expenses. Rental revenue is derived from the leasing of shopping center space and from a ground lease for an out-parcel. Fixed rental amounts are recorded as they accrue under the terms of each lease. Contingent rents based on tenants' sales or future changes in the Consumer Price Index are recorded at the time such amounts are both determinable and due under the terms of related leases. There was no contingent rental income earned in 1996, 1995 or 1994. The shopping centers are leased subject to net leases. Tenants reimburse the Partnership for common area maintenance and certain other expenses incurred.

Property. All property to be held and used is stated at cost. Buildings are depreciated on a straight-line basis over the estimated useful life of 33 years. Capitalized building improvements and personal property are depreciated using an accelerated method over 15 years and 7 years, respectively. Repairs and maintenance costs are expensed as incurred.

New Market Square Shopping Center. The New Market Square Shopping Center land, building and personal property were sold to an unrelated party in February 1996. These assets and related mortgage liability have been segregated on the 1995 balance sheet and written down to the carrying amount of the assets.

Cash  and  Cash  Equivalents.   The  Partnership  considers  all  highly  liquid
investments with maturities of three months or less when purchased to be cash equivalents.

Deferred Costs. Financing costs have been capitalized and are amortized over the term of the related mortgages. Leasing commissions are capitalized and amortized over related lease terms.

Syndication and Offering Costs. Fees related to the sale of limited partnership units were charged against partners' equity. These fees included various legal and accounting services and sales commissions.

Income Taxes. Under current income tax laws, income or loss of the Partnership is included in the income tax returns of the partners. Accordingly, no provision has been made for federal or state income taxes in the accompanying financial statements. The tax returns of the Partnership are subject to examination by federal and state taxing authorities. If such examinations occur and result in changes with respect to the partnership qualification or in changes to partnership income or loss, the tax liability of the partners would be changed accordingly.

Fair Values of Financial Instruments. The following methods and assumptions are used by the Partnership in estimating its fair value disclosures for financial instruments.

Cash and cash equivalents: The carrying amount reported on the balance sheet for cash and cash equivalents approximates fair value.

Notes payable: The fair value of the Partnership's fixed rate mortgage notes is estimated using discounted cash flow analysis based on estimated incremental borrowing rates. The carrying amounts of the Partnership's borrowings under notes payable approximate fair value at December 31, 1996.

Use of Estimates. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Depreciation amounts included in these financial statements reflect management's estimate of the life and related depreciation rates for rental properties. Actual results could differ from those estimates.

Reclassifications. Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform to the 1996 presentation.


2.  Investments in Shopping Centers

The investments in shopping centers at December 31, 1996, include the following:

                                                              Approximate
                                                              Square Feet
Shopping Center Name           Location                      Rental Space
------------------------    -----------------------        ----------------

Cape Henry Plaza            Virginia Beach, Virginia            50,000
Plaza West                  Raleigh, North Carolina             63,800

Approximately 35 percent of rental revenue at these two properties is derived from two anchor tenants for which leases extend to 2006. Annual base rental revenue from these two major tenants was approximately $180,000 and $143,000, respectively, in both 1996 and 1995; and $156,000 and $143,000, respectively, in 1994.

Minimum   future  rentals  on   noncancellable   operating   leases,   excluding
reimbursement of operating expenses and contingent rent, in effect as of December 31, 1996, is as follows:

             1997                                 $    908,400
             1998                                      863,900
             1999                                      802,400
             2000                                      780,600
             2001                                      677,000
             Thereafter                              2,098,700
                                                   -----------
                                                    $6,131,000
                                                   ===========

3.  Mortgage Loans Payable

Mortgage loans payable at December 31 consist of the following:

                                                                                               1996              1995
                                                                                       ----------------- -----------------
Mortgage  loan payable to a financial  institution,  secured by Cape Henry Plaza assets;  principal  and  interest at 9.25%  payable in monthly  installments  of
$29,370  with  outstanding  balance due August 1998.  Prepayment  penalty is the greater of 1% of outstanding  principal balance or an amount calculated based on
annual yield of U.S. government securities, as defined.                                     $3,483,673       $ 3,512,408

Mortgage loan payable to a financial institution,  secured by Plaza West assets;
principal and interest at 9.25% payable in monthly  installments of $28,588 with outstanding balance due August 1998.  Prepayment penalty is the greater of 1% of outstanding  principal  balance or an amount calculated based on annual yield of
U.S. government securities, as defined.                                                      3,390,971         3,418,940

Mortgage loan payable to a financial institution, secured by New
Market Square assets; interest at 8.25% through May 1995, then 9%
interest only paid monthly through June 1993; effective July 1993 principal and interest paid in monthly installments of $58,000.  Note
was retired February 1996.                                                                           -         5,865,763
                                                                                        ----------------- -----------------
                                                                                            $6,874,644       $12,797,111
                                                                                        ================= =================

Scheduled principal payments on mortgage loans are as follows:

       1997                                     $   62,200
       1998                                      6,812,400
                                               -----------
                                                $6,874,600

Interest payments totaled approximately $742,400, $1,203,300, and $1,109,200 in 1996, 1995, and 1994, respectively.


4.  Transactions with Affiliates

In April 1994 Boddie Investment Company ("BIC") purchased and redeemed Tom G. Thornburg's interests in BT Venture Partners ("BTVP," the former general partner), BT Venture Corporation ("BTVC," the former management agent) and other related entities. Mr. Thornburg had served as managing general partner of BTVP and as president of BTVC. In conjunction with this transaction, BIC became the general partner of the Partnership, and all amounts due to BTVP were assigned to BIC as of that date.

In October 1994 BTVC was acquired by and merged into Boddie-Noell Properties, Inc. ("BNP"), a publicly held real estate investment trust. Certain officers and directors of BIC are also officers and directors of BNP. In October 1995 BNP transferred rights as the management agent to its affiliate, BNP Management, Inc.

In 1993 the Partnership paid certain costs totaling $20,000 which were reimbursed by BTVP in 1994. During 1995 BIC made advances to NMS for operating shortfalls totaling $79,000, which were repaid in 1996. Such advances accrued interest at a prime rate.

The Partnership is charged a property management fee of 3 percent of gross collections, as defined. In 1996 the Partnership was also charged a partnership administration fee of $24,000. In addition, the management agent allocates certain costs to the Partnership totaling $12,000 in 1996, 1995 and 1994, respectively. Operating expenses paid on behalf of the Partnership are reimbursed on a monthly basis.


5.  New Market Square Limited Partnership

In February 1992 NMS filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. NMS received court approval to continue normal operations. In May 1993 NMS successfully completed its restructuring of the mortgage loan payable with the lender and emerged from bankruptcy.

During August 1994 a major tenant at NMS, Rose's Inc., renounced its lease pursuant to its Chapter 11 bankruptcy filing, vacated the rental space and ceased making rental payments. Rose's filed a claim against the Partnership in the amount of $45,743 for rent which it claimed was paid improperly after the filing of its bankruptcy petition. In February 1995 the Partnership paid Rose's $20,000 in settlement of the claim for payment of post petition rent. In addition, the Partnership settled and sold its claim against Rose's for unpaid future rent for the net amount of $82,000, with proceeds paid to the mortgage lender applied against principal and interest in arrears.

Subsequent to Rose's vacating its rental space, NMS was unable to fund the required debt service on the mortgage loan secured by its assets. As a result, the lender and general partner entered into a forbearance agreement under which NMS paid the lender net cash flow, as defined, in lieu of the principal and interest requirement of the original note. In June 1995 the forbearance agreement was terminated and the NMS mortgage loan was brought current by using substantially all of the Partnership's cash reserves.

New Market Square Shopping Center was subsequently sold to an unrelated third party on February 8, 1996, for a contract price of $6,558,000. Direct costs of the sale totaled approximately $214,000. Carrying value of these assets at December 31, 1995, was as follows:

    Land                                                $1,459,445
    Buildings and improvements                           7,018,876
    Personal property                                       33,134
                                                     -------------
                                                         8,511,455
    Accumulated depreciation                            (1,637,925)
    Reserve for writedown to
       net realizable value                               (510,000)
                                                     -------------
                                                        $6,363,530
                                                     =============

Proceeds from the sale were used to pay off the mortgage loan secured by the assets of New Market Square Shopping Center. The Partnership also recorded an extraordinary loss of $30,163 consisting of the write-off of deferred financing costs related to that mortgage loan.

NMS was dissolved effective July 31, 1996. During 1996 the partnership made a distribution to the limited partners totaling $297,985 from proceeds of the sale of New Market Square Shopping Center.

Results of operations of NMS were as follows:

                                                             1996              1995              1994
                                                       ----------------- ----------------- -----------------
Revenue
   Rental revenue                                             $ 63,430        $  638,953          $833,447
   Interest                                                      4,407             3,302             1,418
   Net proceeds, sale of Rose's claim                                -            82,049                 -
                                                       ----------------- ----------------- -----------------
                                                                67,837           724,304           834,865

Expenses
   Property operations                                          18,571            84,944            84,207
   General and administrative                                    1,665            24,169            16,613
   Property taxes and insurance                                  7,155            72,253            72,639
   Management fees                                               3,831            21,369            25,844
   Depreciation                                                      -           214,654           215,209
   Amortization                                                  1,588            12,690            12,700
   Interest                                                     57,822           510,427           505,180
   Provision for loss on sale of New
      Market Square Shopping Center                            (11,457)          510,000                 -
                                                       ----------------- ----------------- -----------------
                                                                79,175         1,450,506           932,392
                                                       ----------------- ----------------- -----------------

Loss before extraordinary item                                 (11,338)         (726,202)          (97,527)
Extraordinary item - loss on extinguishment of debt            (30,163)                -                 -
                                                       ----------------- ----------------- -----------------

Net loss                                                      $(41,501)       $ (726,202)         $(97,527)
                                                       ================= ================= =================

RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
Schedule III - Real Estate and Accumulated Depreciation
Year Ended December 31, 1996

                                                                               Costs               Gross Amount at Which
         Description              Encumb.           Initial Costs           Capitalized          Carried at Close of Period
         -----------              -------           -------------                                --------------------------
                                                            Buildings &     Subsequent                 Buildings &
                                                 Land       Improvements  to Acquisition     Land      Improvements       Total
Cape Henry Plaza Shopping
   Center, Virginia Beach, VA    $ 3,483,673   $ 1,140,332    $ 3,596,694      $   46,733  $1,021,855   $  3,268,072  $ 4,289,927

Plaza West Shopping Center,
   Raleigh, NC                     3,390,971     1,422,557      3,307,336          85,152   1,072,779      2,559,490    3,632,269

New Market Square Shopping
   Center, Burlington, NC                  -     1,472,030      7,050,809          62,008           -              -            -


                               ----------------------------------------------------------------------------------------------------
                                 $ 6,874,644   $ 4,034,919    $13,954,839      $  193,893  $2,094,634   $  5,827,562  $ 7,922,196
                               ====================================================================================================



Notes:  New Market Square was sold effective February 1996.
        In 1993 the Partnership recorded writedowns of $493,382 and $1,182,776 for Cape Henry and Plaza West, respectively.
        Aggregate cost at December 31, 1996 for Federal income tax purposes was $9,598,804.


         Description
         -----------
                                         Accumulated      Date of        Date          Life
                                         Depreciation     Constr.      Acquired      (Years)
Cape Henry Plaza Shopping
   Center, Virginia Beach, VA          $    900,100         n/a         May-88          33

Plaza West Shopping Center,
   Raleigh, NC                              797,649         n/a         May-88          33

New Market Square Shopping
   Center, Burlington, NC                         -         n/a         May-88          33


                                       ---------------
                                       $  1,697,749
                                       ===============




RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
------------------------------------------------------------------------------
Schedule III - Real Estate and Accumulated Depreciation
Year Ended December 31, 1996

                                        Years ended December 31,
                                   1996          1995           1994
                               -------------------------------------------
Real estate investments:
Balance at beginning of year    $ 16,407,921  $ 16,407,921   $ 16,407,921
Additions during year
  Acquisitions by merger                   -             -              -
  Other acquisitions                       -             -              -
  Improvements, etc.                  25,730             -              -
Deductions during year
  Cost of real estate sold        (8,511,455)            -              -
                               -------------------------------------------
Balance at close of year        $  7,922,196  $ 16,407,921   $ 16,407,921
                               ===========================================


Accumulated depreciation:
Balance at beginning of year    $  3,668,274  $  2,766,086   $  2,372,828
Reserve for depreciation             177,400       392,188        393,258
Reserve for write-down to
estimated net realizable value        18,706       510,000              -
Deductions during year
  Accumulated depreciation on
  real estate sold                (2,166,631)            -              -
                               -------------------------------------------
Balance at close of year        $  1,697,749  $  3,668,274   $  2,766,086
                               ===========================================


                                                 INDEX TO EXHIBITS


Exhibit No.                                                                             Page
   2*      Plan for  Reorganization  and  Disclosure  Statement,  a Motion
           seeking  authority  to  make  post-petition   expenditures  and
           certain  other related  filings  (filed as Exhibit 29(e) to the
           Partnership   8-K  filing  dated   February   14,   1992,   and
           incorporated herein by reference)
   4*      Retail Equity Partners Limited Partnership Agreement (filed as
           Exhibit 4 to the Partnership's Registration Statement (File No.
           33-15427) on Form S-11 and incorporated herein by reference)
  27       Financial Data Schedule (electronic filing)



* Incorporated herein by reference