Form 10-Q
period 1997-03-31
RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
filed 1997-05-14
CIK 818021

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1997

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No ___


                                                     Total number of pages:  8

                                TABLE OF CONTENTS


Item No.                                                                Page No.
          PART I - Financial Information
 1        Financial Statements                                              3
 2        Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         7

          PART II - Other Information
 6        Exhibits and Reports on Form 8-K                                  8


                                     PART I

Item 1.  Financial Statements

RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
Consolidated Balance Sheets

                                                                                        March 31         December 31
                                                                                          1997              1996
                                                                                     ---------------- -----------------
                                                                                       (Unaudited)
Assets
Investments in shopping centers:
   Land                                                                                $ 2,094,634       $ 2,094,634
   Buildings and improvements                                                            5,795,381         5,795,381
   Personal property                                                                        32,181            32,181
                                                                                     ---------------- -----------------
                                                                                         7,922,196         7,922,196
   Less accumulated depreciation                                                        (1,742,032)       (1,697,749)
                                                                                     ---------------- -----------------
                                                                                         6,180,164         6,224,447
Cash and cash equivalents                                                                  138,782           119,440
Restricted cash - tenant security deposits                                                  24,284            25,407
Accounts receivable, net                                                                    58,171            63,925
Prepaids and other assets                                                                   50,650            28,625
Deferred financing costs, net                                                               24,191            28,994
                                                                                     ---------------- -----------------
          Total assets                                                                 $ 6,476,242       $ 6,490,838
                                                                                     ================ =================

Liabilities and Partners' Deficit
Mortgage notes payable                                                                 $ 6,859,633       $ 6,874,644
Trade accounts payable and accrued expenses                                                 77,377            52,992
Prepaid rents and tenant security deposits                                                  21,710            23,417
                                                                                     ---------------- -----------------
      Total liabilities                                                                  6,958,720         6,951,053

Partners' deficit:
   Limited partners                                                                       (414,909)         (392,869)
   General partner                                                                         (67,569)          (67,346)
                                                                                     ---------------- -----------------
      Total partners' deficit                                                             (482,478)         (460,215)
                                                                                     ---------------- -----------------
         Total liabilities and partners' deficit                                       $ 6,476,242       $ 6,490,838
                                                                                     ================ =================

RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
Consolidated Statements of Operations
(Unaudited)

                                                                                              Three months
                                                                                             ended March 31
                                                                                           1997              1996
                                                                                     ----------------  ----------------
Revenues
Rental revenue                                                                           $ 265,893         $ 317,294
Interest and other income                                                                    1,800             1,877
                                                                                     ----------------  ----------------
                                                                                           267,693           319,171

Expenses
Property operations                                                                         26,763            53,372
General and administrative expense                                                          22,066            17,146
Property taxes and insurance                                                                25,086            32,051
Property management fees                                                                     8,094            12,418
Depreciation                                                                                44,283            44,271
Amortization                                                                                 4,803             6,391
Interest                                                                                   158,861           218,005
Provision for loss on sale of New Market Square                                                  -           (11,457)
                                                                                     ----------------  ----------------
                                                                                           289,956           372,197
                                                                                     ----------------  ----------------

Loss before extraordinary item                                                             (22,263)          (53,026)
Extraordinary item - loss on extinguishment of debt                                              -           (30,163)
                                                                                     ----------------  ----------------

Net loss                                                                                 $ (22,263)        $ (83,189)
                                                                                     ================  ================

Net loss allocated to limited partners (99%)                                             $ (22,040)        $ (82,357)
                                                                                     ================  ================
Net loss allocated to general partner (1%)                                               $    (223)        $    (832)
                                                                                     ================  ================

Net loss per limited partnership unit                                                    $   (0.07)        $   (0.25)
                                                                                     ================  ================

Weighted average number of limited partnership units outstanding                           333,577           333,577
                                                                                     ================  ================

RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                               Three months
                                                                                              ended March 31,
                                                                                          1997              1996
                                                                                     ----------------  ----------------
Operating activities
Net loss                                                                                 $ (22,263)        $ (83,189)
Adjustments to reconcile net loss to
   net cash provided by operations:
   Depreciation and amortization                                                            49,086            50,662
   Extraordinary item - loss on early extinguishment
      of debt                                                                                    -            30,163
   Provision for loss on sale of New Market Square                                               -           (11,457)
   Changes in operating assets and liabilities:
      Rent and other receivables                                                             5,754            70,380
      Prepaid expenses and other assets                                                    (22,025)          (16,977)
      Accounts payable and accrued expenses                                                 24,385            20,108
      Accrued interest payable                                                                   -           (43,993)
      Prepaid rents and tenant security deposits                                              (584)           (2,298)
                                                                                     ----------------  ----------------
Net cash provided by operating activities                                                   34,353            13,399

Investing activities
Proceeds of sale of New Market Square Shopping Center                                            -         6,363,400

Financing activities
Repayment of advances from general partner                                                       -           (80,846)
Principal payments on notes payable                                                        (15,011)       (5,879,453)
                                                                                     ----------------  ----------------
Cash used in financing activities                                                          (15,011)       (5,960,299)
                                                                                     ----------------  ----------------

Increase in cash and cash equivalents                                                       19,342           416,500
Cash and cash equivalents at beginning of period                                           119,440            16,467
                                                                                     ----------------  ----------------

Cash and cash equivalents at end of period                                               $ 138,782         $ 432,967
                                                                                     ================  ================


RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
Notes to Financial Statements - March 31, 1997
(Unaudited)

Note 1.  Interim financial statements
The accompanying financial statements of Retail Equity Partners Limited Partnership (the "Partnership") have not been audited by independent accountants, except for the balance sheet at December 31, 1996. In the opinion of the Partnership's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Partnership's 1996 Annual Report on Form 10-K.

Certain amounts in the Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 1996, have been reclassified to conform to the presentation in the Partnership's 1996 Annual Report on Form 10-K. These reclassifications had no effect on net income or partners' deficit as previously reported.

The results for the first quarter of 1997 are not necessarily indicative of future financial results.

Note 2.  New Market Square Shopping Center
The consolidated statements of operations for the three months ended March 31, 1996 include the operations of New Market Square through February 7, 1996, which was sold to an unrelated party effective February 8, 1996. New Market Square Limited Partnership, which was 99.99 percent owned by the Partnership, was subsequently dissolved effective July 31, 1996. Results of operations of New Market Square for the three months ended March 31, 1996, were as follows:


Rental revenue                                                         $59,602
Interest and other income                                                1,095
                                                                        60,697

Property operations                                                     18,549
General and administrative expense                                       1,625
Property taxes and insurance                                             8,052
Property management fees                                                 3,831
Depreciation                                                                 -
Amortization                                                             1,588
Interest                                                                57,822
Provision for loss on sale of shopping center                          (11,457)
                                                                      ---------
                                                                        80,010
Loss before extraordinary item                                         (19,313)
Extraordinary item - loss on extinguishment of debt                    (30,163)
                                                                      ---------
Net loss                                                              $(49,476)
                                                                      =========

The Partnership had previously recorded a $510,000 reserve for writedown to estimated net realizable value and provision for estimated loss on the sale of New Market Square based on estimated proceeds pursuant to the sale contract received in December 1995.

The Partnership adopted Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, effective January 1, 1996. Adoption of this standard had no significant effect on the financial position, operating results, or cash flows of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements within the meaning of the federal securities laws. Although management believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are certain factors such as general economic conditions, local real estate conditions, or weather conditions that might cause a difference between actual results and those forward-looking statements.

Overview

Retail Equity Partners Limited Partnership is a North Carolina limited partnership formed in 1987 to acquire, hold, operate and manage three neighborhood shopping centers. In February 1996 one of the three shopping centers was sold to an unrelated party.

The Partnership received aggregate subscription funds of $6,671,543 for 333,577 beneficial assignment certificates ("BACs") from approximately 480 investors. There is currently no established public trading market for the BACs. The Partnership is unaware of any secondary market for its securities. There is currently no established fair market value for the BACs.

The following discussion should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the Partnership's audited financial statements and notes thereto included in the Partnership's 1996 Annual Report on Form 10-K.

Results of Operations

Effective February 8, 1996, the Partnership sold New Market Square Shopping Center ("NMS") to an unrelated party. The consolidated statements of operations for the three months ended March 31, 1996, include the operations of New Market Square through February 7, 1996. Decreases in revenues and expenses in first quarter of 1997 compared to 1996 generally reflect the effect of sale of NMS in early February. Summary operating results of properties held throughout the first quarters of 1997 and 1996 are as follows:

                                               Three months ended March 31,
                                                1997                 1996
                                                ----                 ----
  Revenues                                    $267,693             $258,474
  Expenses:
     Property expenses                          59,943               67,409
     General and administrative                 22,066               15,521
     Depreciation and amortization              49,086               49,074
     Interest                                  158,861              160,183
                                             ---------            ---------
                                               289,956              292,187
                                             ---------            ---------
        Net loss                              $(22,263)            $(33,713)
                                             =========            =========


Both Plaza West and Cape Henry Plaza Shopping Centers were 100 percent occupied throughout first quarter 1997 and 1996. Improved operating results in the first quarter of 1997 are primarily attributable to rental increases and timing of recovery of 1996 common area maintenance expenses at Plaza West.

Liquidity and Capital Resources. The two remaining shopping centers continue to generate nominal positive cash flow from operations. The leases held by the Partnership are generally long-term, with substantially all increases in operating expenses, taxes and insurance passed through to, and paid by, tenants. Additionally, most leases include built-in rent increases based on changes in the consumer price index or percentage rents based on total sales. Although the Partnership currently generates sufficient cash flow to meet its immediate operating and capital needs, virtually any adverse development, such as the loss of a major tenant, the loss of multiple smaller tenants, or the failure of a significant tenant to pay rent, could create a material deficiency in the Partnership's short-term liquidity. In addition, the Partnership does not generate sufficient cash flow to make significant repairs, improvements or modifications to the centers should such needs arise.

The general partner is currently evaluating the possible sale of the Partnership's properties and termination of the Partnership. In the event the properties were sold, the general partner does not believe that the sale would result in sufficient funds, after repayment of the first mortgage loans, to allow for more than nominal distributions to investors.

The Partnership's two mortgage loans mature in 1998. In the event the Partnership's properties have not been sold prior to that date, the Partnership will be required to refinance these loans. The general partner can offer no assurance that, at that time, replacement financing will be obtainable.

The Partnership made no capital expenditures or distributions during the first quarter of 1997. Distributions have been suspended until property operations allow.


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



                                           RETAIL EQUITY PARTNERS
                                           LIMITED PARTNERSHIP
                                           (Registrant)

                                           By:   Boddie Investment Company
                                                 General Partner




May 14, 1997                                    /s/ Philip S. Payne
                                           ------------------------
                                           Philip S. Payne
                                           (Duly authorized agent)