Form 10-Q
period 1997-06-30
RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
filed 1997-08-12
CIK 818021

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1997

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


                                     PART I

Item 1.  Financial Statements

RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
Consolidated Balance Sheets

                                                                                         June 30         December 31
                                                                                          1997              1996
                                                                                     ----------------------------------
                                                                                       (Unaudited)
Assets
Investments in shopping centers:
   Land                                                                                $ 2,094,634       $ 2,094,634
   Buildings and improvements                                                            5,795,381         5,795,381
   Personal property                                                                        32,181            32,181
                                                                                     ----------------------------------
                                                                                         7,922,196         7,922,196
   Less accumulated depreciation                                                        (1,786,315)       (1,697,749)
                                                                                     ----------------------------------
                                                                                         6,135,881         6,224,447
Cash and cash equivalents                                                                  169,655           119,440
Restricted cash - tenant security deposits                                                  24,419            25,407
Accounts receivable, net                                                                    31,809            63,925
Prepaids and other assets                                                                   50,771            28,625
Deferred financing costs, net                                                               19,388            28,994
                                                                                     ==================================
           Total assets                                                                $ 6,431,923       $ 6,490,838
                                                                                     ==================================

Liabilities and Partners' Deficit
Mortgage notes payable                                                                 $ 6,844,271       $ 6,874,644
Trade accounts payable and accrued expenses                                                 78,472            52,992
Prepaid rents and tenant security deposits                                                  19,255            23,417
                                                                                     ----------------------------------
      Total liabilities                                                                  6,941,998         6,951,053

Partners' deficit:
   Limited partners                                                                       (442,230)         (392,869)
   General partner                                                                         (67,845)          (67,346)
                                                                                     ----------------------------------
      Total partners' deficit                                                             (510,075)         (460,215)
                                                                                     ==================================
         Total liabilities and partners' deficit                                       $ 6,431,923       $ 6,490,838
                                                                                     ==================================

RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
Consolidated Statements of Operations
(Unaudited)

                                                             Three months                   Six months
                                                             ended June 30                 ended June 30
                                                           1997           1996           1997            1996
                                                       -------------------------------------------------------------
Revenues
Rental revenue                                            $ 251,374      $ 253,358       $ 517,267      $ 570,652
Interest and other income                                     2,614          5,275           4,414          7,152
                                                       -------------------------------------------------------------
                                                            253,988        258,633         521,681        577,804

Expenses
Property operations                                          22,265         40,407          49,028         93,779
General and administrative expense                           19,286         18,007          41,352         35,153
Property taxes and insurance                                 24,106         24,277          49,192         56,328
Property management fees                                      8,331          7,523          16,425         19,941
Depreciation                                                 44,283         44,259          88,566         88,530
Amortization                                                  4,803          4,803           9,606         11,194
Interest                                                    158,511        159,863         317,372        377,868
Provision for loss on sale of New Market Square                   -              -               -        (11,457)
                                                       -------------------------------------------------------------
                                                            281,585        299,139         571,541        671,336
                                                       -------------------------------------------------------------

Loss before extraordinary item                              (27,597)       (40,506)        (49,860)       (93,532)
Extraordinary item - loss on extinguishment of debt
                                                                  -              -               -        (30,163)
                                                       -------------------------------------------------------------

Net loss                                                  $ (27,597)     $ (40,506)      $ (49,860)     $(123,695)
                                                       =============================================================

Net loss allocated to limited partners (99%)              $ (27,321)     $ (40,101)      $ (49,361)     $(122,458)
                                                       =============================================================
Net loss allocated to general partner (1%)                $    (276)     $    (405)      $    (499)     $  (1,237)
                                                       =============================================================

Net loss per limited partnership unit                     $   (0.08)     $   (0.12)      $   (0.15)     $   (0.37)
                                                       =============================================================

Weighted average number of limited partnership
   units outstanding                                        333,577        333,577         333,577        333,577
                                                       =============================================================

RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                                Six months
                                                                                              ended June 30,
                                                                                          1997              1996
                                                                                     ----------------------------------
Operating activities
Net loss                                                                                $  (49,860)      $  (123,695)
Adjustments to reconcile net loss to
   net cash provided by operations:
   Depreciation and amortization                                                            98,172            99,724
   Extraordinary item - loss on early extinguishment
      of debt                                                                                    -            30,163
   Provision for loss on sale of New Market Square                                               -           (11,457)
   Changes in operating assets and liabilities:
      Rent and other receivables                                                            32,116            78,352
      Prepaid expenses and other assets                                                    (22,146)           12,809
      Accounts payable and accrued expenses                                                 25,480             3,769
      Accrued interest payable                                                                   -           (43,993)
      Prepaid rents and tenant security deposits                                            (3,174)             (759)
                                                                                     ----------------------------------
Net cash provided by operating activities                                                   80,588            44,913

Investing activities
Proceeds of sale of New Market Square Shopping Center                                            -         6,363,400

Financing activities
Repayment of advances from general partner                                                       -           (80,846)
Principal payments on notes payable                                                        (30,373)       (5,893,462)
Distribution to limited partners                                                                 -          (297,985)
                                                                                     ----------------------------------
Cash used in financing activities                                                          (30,373)       (6,272,293)
                                                                                     ----------------------------------

Net increase in cash and cash equivalents                                                   50,215           136,020
Cash and cash equivalents at beginning of period                                           119,440            16,467
                                                                                     ----------------------------------

Cash and cash equivalents at end of period                                              $  169,655       $   152,487
                                                                                     ==================================

RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
Notes to Financial Statements - June 30, 1997
(Unaudited)

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

Certain amounts in the Consolidated Statements of Operations and Cash Flows for the six months ended June 30, 1996, have been reclassified to conform to the presentation in the Partnership's 1996 Annual Report on Form 10-K. These reclassifications had no effect on net income or partners' deficit as previously reported.

The results for the second quarter of 1997 are not necessarily indicative of future financial results.

Note 2.  New Market Square Shopping Center
The consolidated statements of operations for the six months ended June 30, 1996 include the operations of New Market Square through February 7, 1996, which was sold to an unrelated party effective February 8, 1996. New Market Square Limited Partnership, which was 99.99 percent owned by the Partnership, was subsequently dissolved effective July 31, 1996. Results of operations of New Market Square for the six months ended June 30, 1996, were as follows:

  Rental revenue                                                      $61,180
  Interest and other income                                             4,322
                                                                    ---------
                                                                       65,502

  Property operations                                                  18,572
  General and administrative expense                                    1,625
  Property taxes and insurance                                          7,155
  Property management fees                                              3,831
  Depreciation                                                              -
  Amortization                                                          1,588
  Interest                                                             57,822
  Provision for loss on sale of shopping center                       (11,457)
                                                                    ----------
                                                                       79,136
                                                                    ----------
  Loss before extraordinary item                                      (13,634)
  Extraordinary item - loss on extinguishment of debt                 (30,163)
                                                                    ----------
  Net loss                                                           $(43,797)
                                                                    ==========

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

Results of Operations

Effective February 8, 1996, the Partnership sold New Market Square Shopping Center ("NMS") to an unrelated party. The consolidated statements of operations for the six months ended June 30, 1996, include the operations of New Market Square through February 7, 1996. Decreases in property operations and interest expenses in 1997 compared to 1996 generally reflect the effect of sale of NMS in early February 1996. Summary operating results of properties held throughout the entire first six months of 1997 and 1996 are as follows:

                                                   Six months ended June 30,
                                                  1997                  1996
                                                  ----                  ----

    Revenues                                     $521,681            $512,302
    Expenses:
       Property expenses                          114,645             140,490
       General and administrative                  41,352              33,528
       Depreciation and amortization               98,172              98,136
       Interest                                   317,372             320,046
                                                 --------           ---------
                                                  571,541             592,200
                                                ---------           ---------
          Net loss                              $ (49,860)          $ (79,898)
                                                =========           =========


Plaza West was 100 percent occupied throughout second quarter 1997 and 1996. Occupancy at Cape Henry Plaza was 100% in April and May, and 97% in June 1997 , as compared to 100% occupancy throughout the second quarter of 1996. Rental revenues at the two properties were consistent in second quarter of 1997 compared to 1996. The increase in revenues for the six months ended June 30, 1997, compared to the same period in 1996 is primarily attributable to the timing of recovery of common area costs in first quarter of 1997. For the two properties, the decrease in property expenses in second quarter and through six months of 1997 compared to 1996 is primarily attributable to non-routine repairs and maintenance costs incurred in second quarter of 1996.

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

The general partner continues to evaluate the possible sale of the Partnership's properties and termination of the Partnership. In the event the properties were sold, the general partner does not believe that the sale would result in sufficient funds, after repayment of the first mortgage loans, to allow for more than nominal distributions to investors.

The Partnership's two mortgage loans mature in 1998. In the event the Partnership's properties have not been sold prior to that date, the Partnership will be required to refinance these loans. The general partner can offer no assurance that, at that time, replacement financing will be obtainable.

The Partnership made no capital expenditures or distributions during the first six months of 1997. At June 30, 1997, the Partnership has made commitments for capital repairs to Plaza West totaling approximately $110,000.
Distributions have been suspended until property operations allow.


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



                                                RETAIL EQUITY PARTNERS
                                                LIMITED PARTNERSHIP
                                                (Registrant)

                                                By:   Boddie Investment Company
                                                      General Partner



August 12, 1997                                      /s/ Philip S. Payne
                                                ------------------------
                                                Philip S. Payne
                                                (Duly authorized agent)