Form 10-Q
period 1997-09-30
RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
filed 1997-11-13
CIK 818021

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1997

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


                                                      PART I

Item 1.  Financial Statements

RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
Balance Sheets

                                                                 September 30       December 31
                                                                     1997              1996
                                                                ----------------------------------
                                                                  (Unaudited)
Assets
Investments in shopping centers:
   Land                                                           $ 2,094,634       $ 2,094,634
   Buildings and improvements                                       5,899,466         5,795,381
   Personal property                                                   32,181            32,181
                                                                ----------------------------------
                                                                    8,026,281         7,922,196
   Less accumulated depreciation                                   (1,830,598)       (1,697,749)
                                                                ----------------------------------
                                                                    6,195,683         6,224,447
Cash and cash equivalents                                              79,674           119,440
Restricted cash - tenant security deposits                             22,106            25,407
Accounts receivable, net                                               39,918            63,925
Prepaids and other assets                                              72,798            28,625
Deferred financing costs, net                                          14,585            28,994
                                                                ==================================
            Total assets                                          $ 6,424,764       $ 6,490,838
                                                                ==================================

Liabilities and Partners' Deficit
Mortgage notes payable                                            $ 6,828,552       $ 6,874,644
Trade accounts payable and accrued expenses                            97,748            52,992
Escrowed security deposits and deferred revenue                        19,782            23,417
                                                                ----------------------------------
      Total liabilities                                             6,946,082         6,951,053

Partners' deficit:
   Limited partners                                                  (453,361)         (392,869)
   General partner                                                    (67,957)          (67,346)
                                                                ----------------------------------
      Total partners' deficit                                        (521,318)         (460,215)
                                                                ==================================
         Total liabilities and partners' deficit                  $ 6,424,764       $ 6,490,838
                                                                ==================================


RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
Statements of Operations
(Unaudited)

                                                          Three months ended             Nine months ended
                                                              September 30                  September 30
                                                           1997           1996           1997            1996
                                                       -------------------------------------------------------------
Revenues
Rental revenue                                            $ 256,159      $ 254,626       $ 773,426      $ 825,278
Interest and other income                                     1,574          3,211           5,988         10,363
                                                       -------------------------------------------------------------
                                                            257,733        257,837         779,414        835,641

Expenses
Property operations                                          19,580         27,485          68,608        121,264
General and administrative expense                           12,149         10,974          53,501         46,127
Property taxes and insurance                                 22,555         24,912          71,747         81,240
Property management fees                                      7,453          7,253          23,878         27,194
Depreciation                                                 44,283         44,259         132,849        132,789
Amortization                                                  4,803          4,803          14,409         15,997
Interest                                                    158,153        159,537         475,525        537,405
Provision for loss on sale of New Market Square                   -              -               -        (11,457)
                                                       -------------------------------------------------------------
                                                            268,976        279,223         840,517        950,559
                                                       -------------------------------------------------------------
Loss before extraordinary item                              (11,243)       (21,386)        (61,103)      (114,918)
Extraordinary item - loss on
   extinguishment of debt                                         -              -               -        (30,163)
                                                       -------------------------------------------------------------

Net loss                                                 $  (11,243)     $ (21,386)      $ (61,103)     $(145,081)
                                                       =============================================================

Net loss allocated to limited partners (99%)             $  (11,131)     $ (21,172)      $ (60,492)     $(143,630)
                                                       =============================================================
Net loss allocated to general partner (1%)               $     (112)     $    (214)      $    (611)     $  (1,451)
                                                       =============================================================

Net loss per limited partnership unit                    $    (0.03)     $   (0.06)      $   (0.18)     $   (0.43)
                                                       =============================================================

Weighted average number of limited
partnership units outstanding                               333,577        333,577         333,577        333,577
                                                       =============================================================


RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
Statements of Cash Flows
(Unaudited)

                                                                                             Nine months ended
                                                                                               September 30
                                                                                          1997              1996
                                                                                     ----------------------------------
Operating activities
Net loss                                                                                $  (61,103)       $ (145,081)
Adjustments to reconcile net loss to
   net cash provided by operations:
   Depreciation and amortization                                                           147,258           148,786
   Extraordinary item - loss on early extinguishment
      of debt                                                                                    -            30,163
   Provision for loss on sale of New Market Square                                               -           (11,457)
   Changes in operating assets and liabilities:
      Rent and other receivables                                                            24,007            70,010
      Prepaid expenses and other assets                                                    (44,173)          (31,833)
      Accounts payable and accrued expenses                                                 44,756            (6,988)
      Escrowed security deposits and deferred revenue                                         (334)           (3,564)
                                                                                     ----------------------------------
Net cash provided by operating activities                                                  110,411            50,036

Investing activities
Proceeds of sale of New Market Square Shopping Center                                            -         6,363,530
Additions to properties                                                                   (104,085)          (25,730)
                                                                                     ----------------------------------
Net cash provided by (used in) investing activities                                       (104,085)        6,337,800

Financing activities
Repayment of advances from general partner                                                       -           (80,846)
Principal payments on notes payable                                                        (46,092)       (5,907,797)
Distribution to limited partners                                                                 -          (297,985)
                                                                                     ----------------------------------
Cash used in financing activities                                                          (46,092)       (6,286,628)
                                                                                     ----------------------------------

Net increase (decrease) in cash and cash equivalents                                       (39,766)          101,208
Cash and cash equivalents at beginning of period                                           119,440            16,467
                                                                                     ----------------------------------

Cash and cash equivalents at end of period                                              $   79,674        $  117,675
                                                                                     ==================================

RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
Notes to Financial Statements - September 30, 1997
(Unaudited)

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

Certain amounts in the Statements of Operations and Cash Flows for the nine months ended September 30, 1996, have been reclassified to conform to the presentation in the Partnership's 1996 Annual Report on Form 10-K. These reclassifications had no effect on net income or partners' deficit as previously reported.

The results for the third quarter of 1997 are not necessarily indicative of future financial results.

Note 2.  New Market Square Shopping Center
The statements of operations for the nine months ended September 30, 1996 include the operations of New Market Square through February 7, 1996, which was sold to an unrelated party effective February 8, 1996. New Market Square Limited Partnership, which was 99.99% owned by the Partnership, was subsequently dissolved effective July 31, 1996. Results of operations of New Market Square for the nine months ended September 30, 1996, were as follows:

  Rental revenue                                                      $63,430
  Interest and other income                                             4,407
                                                                    ---------
                                                                       67,837

  Property operations, taxes and insurance                             25,727
  General and administrative expense                                    1,665
  Property management fees                                              3,831
  Depreciation                                                              -
  Amortization                                                          1,588
  Interest                                                             57,822
  Provision for loss on sale of shopping center                       (11,457)
                                                                    ---------
                                                                       79,176
                                                                    ---------
  Loss before extraordinary item                                      (13,339)
  Extraordinary item - loss on extinguishment of debt                 (30,163)
                                                                    ---------
  Net loss                                                           $(41,502)
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements within the meaning of Federal securities law. Such statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other "forward-looking" information. Although management believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are certain factors such as general economic conditions, local real estate conditions, or weather conditions that might cause a difference between actual results and those forward-looking statements. This discussion should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the Partnership's audited financial statements and notes thereto included in the Partnership's 1996 Annual Report on Form 10-K.

Overview

Retail Equity Partners Limited Partnership is a North Carolina limited partnership formed in 1987 to acquire, hold, operate and manage three neighborhood shopping centers. In February 1996, one of the three shopping centers was sold to an unrelated party.

The Partnership received aggregate subscription funds of $6,671,543 for 333,577 beneficial assignment certificates ("BACs") from approximately 480 investors. There is currently no established public trading market for the BACs. The Partnership is unaware of any secondary market for its securities. There is currently no established fair market value for the BACs.

Results of Operations

Effective February 8, 1996, the Partnership sold New Market Square Shopping Center ("NMS") to an unrelated party. The consolidated statements of operations for the nine months ended September 30, 1996, include the operations of New Market Square through February 7, 1996. Decreases in property operations and interest expenses in 1997 compared to 1996 generally reflect the effect of sale of NMS in early February 1996. Summary operating results of properties held throughout the entire first nine months of 1997 and 1996 are as follows:

                                               Nine months ended September 30,
                                               1997                      1996

  Revenues                                   $ 779,414               $ 767,804
  Expenses:
     Property expenses                         164,233                 200,140
     General and administrative                 53,501                  44,462
     Depreciation and amortization             147,258                 147,198
     Interest                                  475,525                 479,583
                                             ---------               ---------
                                               840,517                 871,383
                                             ---------               ---------
        Net loss                             $ (61,103)              $(103,579)
                                             =========               =========


Plaza West was 100% occupied throughout the first nine months of 1997. Occupancy at Cape Henry Plaza was 100% through May, 1997, and 97% in June through September, 1997. As of November 7, 1997, the vacant space at Cape Henry Plaza had not been leased. Both centers were 100% occupied throughout the first nine months of 1996. Rental revenues were consistent in third quarter of 1997 compared to 1996 due to a nominal increase in rental rates. The increase in revenues for the nine months ended September 30, 1997, compared to the same period in 1996 is primarily attributable to the timing of recovery of common area costs in first quarter of 1997. The decrease in property expenses in third quarter and through nine months of 1997 compared to 1996 is primarily attributable to non-routine repairs and maintenance costs incurred in second and third quarters of 1996.

Liquidity and Capital Resources. The two remaining shopping centers continue to generate nominal positive cash flow from operations. The leases held by the Partnership are generally long-term, with substantially all increases in operating expenses, taxes and insurance passed through to, and paid by, tenants. Additionally, most leases include built-in rent increases based on changes in the consumer price index or percentage rents based on total sales. Although the Partnership currently generates sufficient cash flow to meet its immediate operating and capital needs, virtually any adverse development, such as the loss of a major tenant, the loss of multiple smaller tenants, or the failure of a significant tenant to pay rent, could create a material deficiency in the Partnership's short-term liquidity. In addition, the Partnership may not generate sufficient cash flow to make significant repairs, improvements or modifications to the centers should such needs arise.

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

The Partnership made no capital expenditures during the first six months of 1997. During the third quarter of 1997 the Partnership made capital repairs to Plaza West totaling approximately $104,000. The Partnership has made no distributions in 1997. Distributions have been suspended until property operations allow.


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



                                         RETAIL EQUITY PARTNERS
                                         LIMITED PARTNERSHIP
                                         (Registrant)

                                         By:   Boddie Investment Company
                                               General Partner



November 13, 1997                             /s/ Philip S. Payne
                                         ------------------------
                                         Philip S. Payne
                                         (Duly authorized agent)