Form 10-K405
period 1997-12-31
RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
filed 1998-03-26
CIK 818021

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 1997or

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to               .

         Commission File Number   33-15427

                   RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

         North Carolina                              56-1590235
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

3850 One First Union Center, Charlotte, NC                       28202-6032
 (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code 704/944-0100

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class          Name of each exchange on which registered:
Beneficial Assignment Certificates               None

      Securities registered pursuant to Section 12(g) of the Act:   None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 20, 1998, was not determinable (no active market).

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

Index to exhibits at page 27                         Total number of pages  27

                   RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP

                                TABLE OF CONTENTS


  Item No.                                                                                   Page No.
                       PART I
          1            Business                                                                    3
          2            Properties                                                                  4
          3            Legal Proceedings                                                           4
          4            Submission of Matters to a Vote of Security Holders                         4

                       PART II
          5            Market for Registrant's Common Equity and Related                           5
                       Stockholder Matters
          6            Selected Financial Data                                                     5
          7            Management's Discussion and Analysis of Financial                           5
                       Condition and Results of Operation
          8            Financial Statements and Supplementary Data                                 7
          9            Changes in and Disagreements With Accountants on                            7
                       Accounting and Financial Disclosure
                       PART III
         10            Directors and Executive Officers of the Registrant                          8
         11            Executive Compensation                                                      8
         12            Security Ownership of Certain Beneficial Owners and                         8
                       Management
         13            Certain Relationships and Related Transactions                              8

                       PART IV
         14            Exhibits, Financial Statement Schedules, and Reports on                    10
                       Form 8-K


                                     PART I
ITEM 1.  BUSINESS

Retail Equity Partners Limited Partnership (the "Partnership") is a North Carolina limited partnership, which was organized in 1987 for the purpose of acquiring, holding, operating and managing three neighborhood shopping centers. The general partner of the Partnership is Boddie Investment Company ("BIC"), a North Carolina corporation.

The Partnership offered a minimum of 50,000 and a maximum of 1,000,000 Beneficial Assignment Certificates ("BACs") representing beneficial assignments of limited partnership interests at $20 per BAC on a best effort basis through Planned Management Company, the dealer/manager. The Partnership received aggregate subscription funds of $6,671,543, and the offering closed on April 2, 1990.

The Partnership made cash and leveraged investments in three neighborhood shopping centers located in Burlington, North Carolina (New Market Square), Raleigh, North Carolina (Plaza West), and Virginia Beach, Virginia (Cape Henry Plaza).

In October 1991, the ownership of New Market Square was transferred to New Market Square Limited Partnership ("NMS"), a newly formed partnership. The Partnership was the sole general partner holding a 99.99 percent interest in NMS. In February 1992, NMS filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. This action was taken after negotiations to refinance New Market Square's mortgage loan payable of $6,400,000 failed and alternative financing could not be obtained. NMS received court approval to continue normal operations. In May 1993, NMS successfully completed restructuring of the mortgage loan payable with the lender and emerged from bankruptcy. The principal balance of the mortgage loan was increased to $6,425,000, the additional $25,000 being attributed to legal fees incurred to restructure the loan. In May 1993, a $100,000 principal payment was due and paid.

In August 1994, Rose's Inc., an anchor tenant at New Market Square, renounced its lease pursuant to a Chapter 11 bankruptcy filing, vacated the rental space, and ceased making rental payments. Rose's filed a post petition rent claim against the Partnership, which was settled in February 1995 for $20,000. The Partnership filed a claim against Rose's for unpaid future rent. An agreement to fix the claim at $512,808 was reached in January 1995, and the claim was sold in March 1995 to an unrelated third party for an immediate cash payment of $82,049.

Due to the departure of Rose's, the Partnership was unable to generate sufficient cash flow to make full payments required under the NMS mortgage loan. The lender and the Partnership entered into a forbearance agreement under which NMS remitted to the lender net cash flow, after payment of monthly operating expenses. In June 1995, the forbearance agreement was terminated and the NMS mortgage loan was brought current by using substantially all of the Partnership's cash reserves. During the last half of 1995, BIC advanced the Partnership sufficient funds to cover operating shortfalls.

In February 1996, the New Market Square land, building and personal property were sold to an unrelated party for a contract price of $6,558,000, resulting in a net loss on sale of $499,000.

Cape Henry Plaza and Plaza West are currently held for sale. The general partner anticipates entering into contracts for sale of both properties in the near future.

Partnership Business. Following the sale of New Market Square Shopping Center in February 1996, the Partnership continues to operate two shopping centers, Cape Henry and Plaza West. Rental revenue is derived from the leasing of shopping center space to approximately 24 tenants and from a ground lease to a bank for an out-parcel. The shopping centers are leased subject to net leases. Tenants reimburse the Partnership for substantially all common area maintenance and certain other costs incurred.

Historically, a significant portion of rental revenue has been derived from anchor tenants for which leases extend to 2006. Major tenants (those leasing greater than 10 percent of total leasable space of 113,800 square feet) are as follows:

                                                        Base Rental      Lease
   Tenant          Shopping Center    Square Feet         Revenue       Expires
--------------------------------------------------------------------------------

Harris Teeter        Plaza West         25,000          $ 143,000        2006
Food Lion            Cape Henry         33,000            180,000        2006


The Partnership's two properties are located in cities with strong economies and rapidly growing populations. The properties have been well maintained. Cape Henry Plaza was painted in 1995 and roof repairs were completed in 1996. The parking lot at Plaza West was repaved in 1997. With the completion of these repairs, the centers are in reasonably good physical condition.

Occupancy remains high at both centers. At December 31, 1997, occupancy was 97% at Cape Henry Plaza and 98% at Plaza West. Rental rates for local tenant renewals and new local tenant leases continue to improve at both properties. This improvement appears to be attributable to the combined effect of an improving economy, good locations and a lack of new construction of similar type centers.

As of March 20, 1998, the Partnership had no employees.


ITEM 2. PROPERTIES

Both properties are neighborhood shopping centers held subject to loans. The centers were constructed in 1986 and acquired by the Partnership in May 1988.

                                                                 Approx. Sq. Ft.
Shopping Center Name                Location                      Rental Space
--------------------------------------------------------------------------------

Plaza West                  Raleigh, North Carolina                   63,800
Cape Henry Plaza            Virginia Beach, Virginia                  50,000

Summary information regarding occupancy rates is as follows:

                                              As of December 31
                                     1997              1996             1995
--------------------------------------------------------------------------------

Plaza West                           98%               100%             100%
Cape Henry Plaza                     97%               100%             100%


ITEM 3. LEGAL PROCEEDINGS

The Partnership was not a party to any material pending legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of fiscal year 1997.

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

During second quarter 1996, the Partnership made a distribution in the amount of $297,985 to the limited partners. This distribution consisted entirely of return of capital, and was funded from the net proceeds of the sale of New Market Square less amounts required to maintain adequate operating reserves. Further distributions have been suspended until such time that property operations allow. No distributions were made in 1997 or 1995.


ITEM 6. SELECTED FINANCIAL DATA

                                                            For the years ended December 31
                                          1997          1996 (1)       1995 (2)          1994           1993
------------------------------------- -------------- --------------- -------------- --------------- --------------
Operating Data
Rental revenue                           $1,032,474      $1,095,417     $1,632,519      $1,767,669     $1,811,601
Net loss                                    (76,500)       (150,488)      (828,548)       (269,830)      (277,204)

Net loss per BAC                              (0.23)          (0.45)         (2.46)          (0.80)         (0.82)
Distributions per BAC (3)                       .00             .00            .00             .00            .00

Balance Sheet Data (at year end)
Total assets                              6,348,223       6,490,838     13,029,394      14,116,654     14,493,681
Notes payable                             6,812,467       6,874,644     12,797,111      13,060,575     13,266,616

(1) New Market Square Shopping Center was sold to an unrelated third party in February 1996.

(2) In 1995 the Partnership recorded a charge of $510,000 to reduce the recorded basis of the New Market Square Shopping Center property to estimated net realizable value.

(3) Under generally accepted accounting principles, distributions have consisted entirely of return of capital.


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

Results of Operations

Revenues. Rental revenues in 1997 decreased by 6% from 1996, primarily attributable to the sale of New Market Square in February 1996. Rental revenues in 1996 decreased by 38% from 1995, again primarily attributable to the sale of New Market Square in February 1996. Although rental revenues in total decreased, revenues at the two centers owned throughout the three years, Cape Henry and Plaza West, were consistent in 1997 compared to 1996, and increased by 4% in 1996 compared to 1995. Occupancy levels at Cape Henry and Plaza West have remained consistently high.

In 1995 the Partnership recognized approximately $82,000 in other income related to the sale of its claim against Rose's for unpaid future rent. There were no other significant income items in 1997, 1996 or 1995.

Expenses. Decreases in operating expenses in 1997 compared to 1996, and in 1996 compared to 1995, generally reflect the impact of the sale of New Market Square. For the two centers owned throughout the three years, operating expenses decreased by 10% in 1997 compared to 1996, primarily due to repairs at Plaza West in 1996. For these two centers, 1996 operating expenses increased approximately 20% compared to 1995 (this increase also reflects the impact of repairs at Plaza West in 1996). Depreciation and amortization were generally unchanged in 1997 compared to 1996. The decrease in depreciation and amortization in 1996 compared to 1995 reflects the impact of sale of New Market Square. The decrease in interest expense in 1997 compared to 1996, and the decrease in 1996 compared to 1995, was again attributable to the sale of New Market Square.

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

Summary Results of Operations. The consolidated statements of operations include the operations of NMS through February 1996. Decreases in revenues and expenses in 1996 compared to 1995 generally reflect the effect of the sale of New Market Square Shopping Center in early February. Summary operating results of Cape Henry Plaza and Plaza West shopping centers are as follows:

                               1997              1996              1995
                         ----------------- ----------------- -----------------

Revenue
   Rental revenue             $1,032,474        $1,031,987        $  993,566
   Interest                        9,205             8,527             5,903
                         ----------------- ----------------- -----------------
                               1,041,679         1,040,514           999,469

Expenses
   Operating expenses            284,543           314,558           261,708
   Depreciation                  181,610           177,400           177,534
   Amortization                   19,194            19,194            19,194
   Interest                      632,832           638,349           643,379
                         ----------------- ----------------- -----------------
                               1,118,179         1,149,501         1,101,815
                         ----------------- ----------------- -----------------
Net loss                      $  (76,500)       $ (108,987)       $ (102,346)
                         ================= ================= =================


Liquidity and Capital Resources

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

In January 1998, Cape Henry Plaza and Plaza West were listed for sale. The general partner is currently evaluating numerous offers that have been received, and anticipates entering into contracts for sale of both centers in the near future. In the event the properties are sold, the general partner does not believe that the sale will result in sufficient funds, after repayment of the first mortgage loans, to allow for more than nominal distributions to investors.

The Partnership's two mortgage loans mature in August 1998. In the event the Partnership's properties have not been sold prior to that date, the Partnership will be required to refinance these loans. The general partner can offer no assurance that, at that time, replacement financing will be obtainable.

During 1997 the Partnership made capital repairs to Plaza West totaling approximately $115,000. A distribution of approximately $298,000 was made to the limited partners in 1996 from the net proceeds of the sale of New Market Square. The Partnership made no distributions in 1997 or 1995. Distributions have been suspended until property operations allow.


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

B. Mayo Boddie, age 68, President of BIC, together with his brother, Nicholas B. Boddie, and their late uncle, Carleton Noell, founded Boddie-Noell Enterprises, Inc. ("Enterprises") in 1961. Enterprises, which is headquartered in Rocky Mount, North Carolina, is the largest privately owned, and the second largest, franchisee of Hardee's Restaurants in the United States. Enterprises owns and operates approximately 365 Hardee's Restaurants. B. Mayo Boddie is chairman of the board of Enterprises. Mr. Boddie serves as a director of First Union National Bank of North Carolina. He attended the University of North Carolina at Chapel Hill.

Nicholas B. Boddie, age 70, a Vice President of BIC, is vice chairman and a director of Enterprises. He is a director of First Union National Bank of Rocky Mount. Mr. Boddie attended the University of North Carolina at Chapel Hill.

Douglas E. Anderson, age 50, a Vice President and Secretary of BIC, has been with Enterprises since 1977 and is currently executive vice president, secretary and a director of that company. Mr. Anderson is also president of BNE Land and Development Company, a division of Enterprises, and is Vice President of Boddie-Noell Properties, Inc., a real estate investment trust traded on the American Stock Exchange. He serves as a director of Wachovia Bank of Rocky Mount, North Carolina. He presently serves on the Executive Committee for the UNC Educational Foundation at Chapel Hill. Mr. Anderson holds a BS degree from the University of North Carolina at Chapel Hill.

W. Craig Worthy, age 45, Treasurer of BIC, has been with Enterprises since 1979 and is currently senior vice president and chief financial officer of that company. He serves as a director of First Union National Bank of Rocky Mount, North Carolina. He received a BA degree from the University of Virginia in 1974 and a Master of Accountancy and of Business Administration from the University of South Carolina.


ITEM 11.  EXECUTIVE COMPENSATION

During the year ended December 31, 1997, the Partnership paid no compensation to the general partner or to the executive officers, directors or partners of its affiliates.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There are no BAC owners with a 5 percent or greater ownership interest.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The general partner of the Partnership is BIC, a North Carolina corporation. See
Item 10, Directors and Executive Officers of the Registrant for information concerning BIC.

BNP Management, Inc. is engaged by the Partnership to provide management and certain leasing services for its shopping centers. Certain officers and directors of BIC are also officers and directors of BNP Management, Inc. Management and partnership administration fees totaling approximately $55,000 were paid to BNP Management, Inc. during 1997. In addition, the Partnership reimbursed BNP Management, Inc. for certain administrative costs in the amount of approximately $12,000.

The general partner, subject to audit by independent public accountants, maintains the books and records of the Partnership. Purchasers of BACs have no right to participate in the management of the Partnership. It is not intended that there will be annual meetings of investors.

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

                          INDEX TO FINANCIAL STATEMENTS

                                                                                               PAGE
Financial Statements and Notes:
   Reports of Independent Accountants                                                          12
   Consolidated Balance Sheets as of December 31, 1997 and 1996                                14
   Consolidated Statements of Operations for the Years Ended December 31, 1997,                15
    1996 and 1995
   Consolidated Statements of Partners' Deficit for the Years                                  16
    Ended December 31, 1997, 1996 and 1995
   Consolidated Statements of Cash Flows for the Years Ended December 31, 1997,                17
     1996 and 1995
   Notes to Consolidated Financial Statements                                                  18
Schedules:
   Schedule III - Real Estate and Accumulated Depreciation                                     26


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


                                               RETAIL EQUITY PARTNERS
                                               LIMITED PARTNERSHIP
                                               (Registrant)

                                               By:   Boddie Investment Company
                                                     General Partner




March 24, 1998                                      /s/ Philip S. Payne
                                               ------------------------
                                               Philip S. Payne
                                               (Duly authorized agent)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





     /s/ B. Mayo Boddie               Director                   March 24, 1998
-----------------------------------
B. Mayo Boddie





     /s/ Nicholas B. Boddie           Director                   March 24, 1998
-----------------------------------
Nicholas B. Boddie

                         Report of Independent Auditors



To the Partners of
   Retail Equity Partners Limited Partnership

We have audited the accompanying consolidated balance sheets of Retail Equity Partners Limited Partnership as of December 31, 1997 and 1996 and the related consolidated statements of operations, changes in partners' deficit and cash flows for the years then ended. Our audits also included the financial statement schedule as of and for the years ended December 31, 1997 and 1996 listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Retail Equity Partners Limited Partnership as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule as of and for the years ended December 31, 1997 and 1996 when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 6 to the financial statements, the Partnership's recurring losses from operations and net capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 6. The 1997 financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                    /s/ Ernst & Young LLP
                                                    ERNST & YOUNG LLP
Raleigh, North Carolina
February 4, 1998

Report of Independent Public Accountants




To the Retail Equity Partners Limited Partnership:

We have audited the accompanying consolidated statements of operations, changes in partners' deficit and cash flows of Retail Equity Partners Limited Partnership (a North Carolina limited partnership) for the year ended December 31, 1995. These financial statements are the responsibility of the managing general partner. Our responsibility is to express an opinion on those financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Retail Equity Partners Limited Partnership for the year ended December 31, 1995, in conformity with generally accepted accounting principles.



                                                   /s/ Arthur Andersen LLP


Charlotte, North Carolina,
   February 8, 1996

                   Retail Equity Partners Limited Partnership

                           Consolidated Balance Sheets



                                                                                       December 31
                                                                                 1997               1996
                                                                           ------------------ ------------------
Assets
Investments in shopping centers:
   Land                                                                         $        -         $2,094,634
   Buildings and improvements                                                            -          5,795,381
   Personal property                                                                     -             32,181
   Less accumulated depreciation                                                         -         (1,697,749)
                                                                           ------------------ ------------------
                                                                                         -          6,224,447
Cash and cash equivalents                                                           76,863            119,440
Restricted cash - tenant security deposits                                          22,243             25,407
Accounts receivable                                                                 51,621             63,925
Prepaids and other assets                                                           30,154             28,625
Deferred cost, net of amortization of $182,142 in 1997
  and $162,948 in 1996                                                               9,800             28,994
Property held for sale                                                           6,157,542                  -
                                                                           ------------------ ------------------
Total assets                                                                    $6,348,223         $6,490,838
                                                                           ================== ==================

Liabilities and partners' deficit
Mortgage loans payable                                                          $6,812,467         $6,874,644
Trade accounts payable and accrued expenses                                         52,522             52,992
Prepaid rents and tenant security deposits                                          19,949             23,417
                                                                           ------------------ ------------------
Total liabilities                                                                6,884,938          6,951,053

Partners' deficit:
   Limited partners                                                               (468,604)          (392,869)
   General partner                                                                 (68,111)           (67,346)
                                                                           ------------------ ------------------
Total partners' deficit                                                           (536,715)          (460,215)
                                                                           ------------------ ------------------
Total liabilities and partners' deficit                                         $6,348,223         $6,490,838
                                                                           ================== ==================




See accompanying notes.

                   Retail Equity Partners Limited Partnership

                      Consolidated Statements of Operations


                                                                             Year ended December 31
                                                                   1997                1996               1995
                                                             ------------------ ------------------- ------------------
Revenue:
   Rental revenue                                                $ 1,032,474       $1,095,417           $1,632,519
   Interest                                                            9,205           12,934                9,205
   Other income                                                            -                -               82,049
                                                             ------------------ ------------------- ------------------
                                                                   1,041,679        1,108,351            1,723,773

Expenses:
   Property operations                                                91,533          153,514              193,793
   General and administrative                                         39,226           31,841               55,496
   Property taxes and insurance                                       98,482          101,743              163,824
   Management fees                                                    55,302           58,682               51,330
   Depreciation                                                      181,610          177,400              392,188
   Amortization                                                       19,194           20,782               31,884
   Interest                                                          632,832          696,171            1,153,806
   Provision for loss on sale of New Market Square
     Shopping Center                                                       -          (11,457)             510,000
                                                             ------------------ ------------------- ------------------
                                                                   1,118,179        1,228,676            2,552,321
                                                             ------------------ ------------------- ------------------

Loss before extraordinary item                                       (76,500)        (120,325)            (828,548)
Extraordinary item - loss on extinguishment of debt                        -          (30,163)                   -
                                                             ------------------ ------------------- ------------------
Net loss                                                         $   (76,500)      $ (150,488)          $ (828,548)
                                                             ================== =================== ==================

Net loss allocated to limited partners (99%)                     $   (75,735)      $ (148,983)          $ (820,263)
                                                             ================== =================== ==================

Net loss allocated to general partner (1%)                       $      (765)      $   (1,505)          $   (8,285)
                                                             ================== =================== ==================

Net loss per limited partnership unit                            $     (0.23)      $    (0.45)          $    (2.46)
                                                             ================== =================== ==================

Weighted average number of limited partnership units
   outstanding                                                       333,577          333,577              333,577
                                                             ================== =================== ==================


See accompanying notes.

                   Retail Equity Partners Limited Partnership

                  Consolidated Statements of Partners' Deficit


                                                 Limited            General
                                                Partners            Partner              Total
                                            ------------------ ------------------- ------------------
Balance at December 31, 1994                      $ 874,362         $(57,556)         $    816,806
   Net loss                                        (820,263)          (8,285)             (828,548)
                                            ------------------ ------------------- ------------------
Balance at December 31, 1995                         54,099          (65,841)              (11,742)
   Distribution to limited partners                (297,985)               -              (297,985)
   Net loss                                        (148,983)          (1,505)             (150,488)
                                            ------------------ ------------------- ------------------
Balance at December 31, 1996                       (392,869)         (67,346)             (460,215)
   Net loss                                         (75,735)            (765)              (76,500)
                                            ================== =================== ==================
Balance at December 31, 1997                      $(468,604)        $(68,111)         $   (536,715)
                                            ================== =================== ==================



See accompanying notes.

                   Retail Equity Partners Limited Partnership

                      Consolidated Statements of Cash Flows


                                                                                  Year ending December 31
                                                                        1997               1996                1995
                                                                  ----------------- ------------------- -------------------
Operating activities
Net loss                                                             $  (76,500)      $   (150,488)       $ (828,548)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation and amortization                                      200,804            198,182           424,072
     Extraordinary item - loss on early extinguishment of debt                -             30,163                 -
     Provision for loss on sale of New Market Square                          -            (11,457)          510,000
     Changes in operating assets and liabilities:
     Accounts receivable                                                 12,304             49,215            10,295
     Prepaids and other assets                                           (1,529)             7,468            15,263
     Trade accounts payable and accrued expenses                           (470)           (53,335)          (72,302)
     Prepaid rent and tenant security deposits                             (304)            (3,147)           (9,334)
     Accrued interest due to affiliates                                       -             (1,846)            1,846
                                                                  ----------------- ------------------- -------------------
Net cash provided by operating activities                               134,305             64,755            51,292

Investing activities
Proceeds from sale of New Market Square                                       -          6,363,400                 -
Additions to shopping center properties                                (114,705)           (25,730)                -
                                                                  ----------------- ------------------- -------------------
Net cash (used in) provided by investing activities                    (114,705)         6,337,670                 -

Financing activities
Payments of long-term debt                                              (62,177)        (5,922,467)         (263,464)
Distribution to limited partners                                              -           (297,985)                -
Advances from (repayments to) general partner                                 -            (79,000)           79,000
                                                                  ----------------- ------------------- -------------------
Net cash used in financing activities                                   (62,177)        (6,299,452)         (184,464)
                                                                  ----------------- ------------------- -------------------

Net (decrease) increase in cash and cash equivalents                    (42,577)           102,973          (133,172)
Cash and cash equivalents at beginning of year                          119,440             16,467           149,639
                                                                  ----------------- ------------------- -------------------
Cash and cash equivalents at end of year                             $   76,863       $    119,440        $   16,467
                                                                  ================= =================== ===================



See accompanying notes.

                   Retail Equity Partners Limited Partnership

                   Notes to Consolidated Financial Statements

                                December 31, 1997



1.  Organization and Summary of Significant Accounting Policies

Retail Equity Partners Limited Partnership (the "Partnership") is a North Carolina limited partnership formed to acquire, hold, operate and manage three neighborhood shopping centers. In October 1991 the ownership of one of the shopping centers was transferred to a newly formed partnership, New Market Square Limited Partnership ("NMS"), which was 99.99 percent owned by the Partnership. In 1996, NMS was sold to an unrelated third party (see Note 5). The financial statements for the two years ended December 31, 1996 include the accounts of NMS, and all significant intercompany accounts and transactions have been eliminated.

Under the terms of the partnership agreement, net income (loss) and cash distributions from operations are allocated 99 percent to the limited partners and 1 percent to the general partner. When the limited partners have received distributions equal to their equity contributions plus a priority return (as defined), any further taxable income, losses or distributions will be allocated 90 percent to the limited partners and 10 percent to the general partner. Upon the sale or refinancing of the Partnership property, the partnership agreement specifies certain allocations of net proceeds.

Rental Revenue and Expenses

Rental revenue is derived from the leasing of shopping center space and from a ground lease for an out-parcel. Fixed rental amounts are recorded as they accrue under the terms of each lease. Contingent rents based on tenants' sales or future changes in the Consumer Price Index are recorded at the time such amounts are both determinable and due under the terms of related leases. There was no contingent rental income earned in 1997, 1996 or 1995. The shopping centers are leased subject to net leases. Tenants reimburse the Partnership for common area maintenance and certain other expenses incurred.

Property

All property to be held and used is stated at cost. Buildings are depreciated on a straight-line basis over the estimated useful life of 33 years. Capitalized building improvements and personal property are depreciated using an accelerated method over 15 years and 7 years, respectively. Repairs and maintenance costs are expensed as incurred. Property held for sale is stated at the lower of cost or fair value.

                   Retail Equity Partners Limited Partnership

1.  Organization and Summary of Significant Accounting Policies (continued)

New Market Square Shopping Center

The New Market Square Shopping Center land, building and personal property were sold to an unrelated party in February 1996.

Cash and Cash Equivalents

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

                   Retail Equity Partners Limited Partnership

1. Organization and Summary of Significant Accounting Policies (continued)

Fair Values of Financial Instruments

The following methods and assumptions are used by the Partnership in estimating its fair value disclosures for financial instruments.

Cash and Cash Equivalents: The carrying amount reported on the balance sheet for cash and cash equivalents approximates fair value.

Notes Payable: The fair value of the Partnership's fixed rate mortgage notes is estimated using discounted cash flow analysis based on estimated incremental borrowing rates. The carrying amounts of the Partnership's borrowings under notes payable approximate fair value at December 31, 1997.

Use of Estimates

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

Reclassifications

Certain amounts in the 1995 financial statements have been reclassified to conform to the 1997 and 1996 presentation. These reclassifications had no effect on net income or partners' deficit as previously reported.

Impact of Recently Issued Accounting Standards

In 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130") and No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which are both effective for fiscal years beginning after December 15, 1997. SFAS 130 addresses reporting amounts of other comprehensive income and SFAS 131 addresses reporting segment information. The Partnership does not believe that the adoption of these new standards will have a material impact on its financial statements.

                   Retail Equity Partners Limited Partnership

2. Property Held for Sale

In 1997, the Partnership transferred all investments in shopping centers to property held for sale (see Note 6). Property held for sale at December 31, 1997, includes the following:

                                                              Approximate
                                                              Square Feet
Shopping Center Name            Location                      Rental Space
------------------------- -------------------------------- --------------------

Cape Henry Plaza                Virginia Beach, Virginia          50,000
Plaza West                      Raleigh, North Carolina           63,800

Approximately 35 percent of rental revenue at these two properties is derived from two anchor tenants for which leases extend to 2006. Annual base rental revenue from these two major tenants was approximately $180,000 and $143,000, respectively in 1997, 1996 and 1995.

Minimum future rentals on noncancelable operating leases, excluding reimbursement of operating expenses and contingent rent, in effect as of December 31, 1997, are as follows:

         1998                               $       862,100
         1999                                       817,400
         2000                                       795,000
         2001                                       682,400
         2002                                       459,700
         Thereafter                               1,638,600
                                          ---------------------
                                            $     5,255,200
                                          =====================

                   Retail Equity Partners Limited Partnership

3.  Mortgage Loans Payable

Mortgage loans payable at December 31 consist of the following:

                                                                                       1997               1996
                                                                                ------------------- ------------------
Mortgage loan payable to a financial institution, collateralized by Cape Henry
   Plaza assets; principal and interest at 9.25% payable in monthly installments of $29,370 with outstanding balance due August 1998. Prepayment penalty is the greater of 1% of outstanding principal balance or an amount calculated
   based on annual yield of U.S. government securities, as defined.                 $ 3,452,165         $ 3,483,673

Mortgage loan payable to a financial institution, collateralized by Plaza West assets; principal and interest at 9.25% payable in monthly installments of
   $28,588 with outstanding balance due August 1998. Prepayment penalty is the greater of 1% of outstanding principal balance or an amount calculated based
   on annual yield of U.S. government securities, as defined.                         3,360,302           3,390,971
                                                                              ------------------- ------------------
                                                                                    $ 6,812,467         $ 6,874,644
                                                                              =================== ==================

Scheduled principal payments on mortgage loans are as follows:

      1998                                                                          $ 6,812,467
                                                                              ===================
                                                                                    $ 6,812,467
                                                                              ===================

Interest payments totaled approximately $633,300, $742,400, and $1,203,300, in 1997, 1996, and 1995, respectively.

                   Retail Equity Partners Limited Partnership

4. Transactions with Affiliates

The general partner in the Partnership is Boddie Investment Company ("BIC"). BNP Management, Inc. serves as management agent of the rental property and Partnership matters. Certain officers of BIC are also officers of BNP Management, Inc.

During 1995, BIC made advances to the Partnership totaling $79,000, which were repaid in 1996. Such advances accrued interest at the prime rate.

The Partnership is charged a property management fee of 3 percent of gross collections, as defined. In 1997 and 1996 the Partnership was also charged a partnership administration fee of $24,000. In addition, the management agent allocates certain costs to the Partnership totaling $12,000 in 1997, 1996 and 1995. Operating expenses paid on behalf of the Partnership are reimbursed on a monthly basis.

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

                   Retail Equity Partners Limited Partnership

5. New Market Square Limited Partnership (continued)

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

Results of operations of NMS were as follows:

                                                                1996              1995
                                                          ------------------ ----------------
Revenue:
   Rental revenue                                           $      63,430      $     638,953
   Interest                                                         4,407              3,302
   Net proceeds, sale of Rose's claim                                   -             82,049
                                                          ------------------ ----------------
                                                                   67,837            724,304

Expenses:
   Property operations                                             18,571             84,944
   General and administrative                                       1,665             24,169
   Property taxes and insurance                                     7,155             72,253
   Management fees                                                  3,831             21,369
   Depreciation                                                         -            214,654
   Amortization                                                     1,588             12,690
   Interest                                                        57,822            510,427
   Provision for loss on sale of New Market
            Square Shopping Center                                (11,457)           510,000
                                                          ------------------ ----------------
                                                                   79,175          1,450,506
                                                          ------------------ ----------------
Loss before extraordinary item                                    (11,338)          (726,202)
Extraordinary item - loss on extinguishment of debt               (30,163)                 -
                                                          ------------------ ----------------

Net loss                                                    $     (41,501)     $    (726,202)
                                                         ================== ================

                   Retail Equity Partners Limited Partnership

6. Liquidity

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership's mortgage loans totaling $6.8 million mature in August 1998. In light of the Partnership's current projected earnings and cash flow, management believes the Partnership has the financial resources to maintain its current level of operations until the August 1998 mortgage loans are due. However, cash generated from operations alone will not be sufficient to repay the $6.8 million in August 1998, without proceeds from the sale of assets or a refinancing or restructuring of the mortgage loans prior to such date.

The properties are held for sale, and it is the intent of the general partner to consummate a sale of the properties to the highest bidder prior to the maturity date of the mortgage loans. Proceeds from the sale will be used to repay the mortgage loans and liquidate the Partnership. The net proceeds from the disposition are expected to exceed the current carrying value. If the Partnership does not make the August 1998 mortgage loan payment, it will be unable to continue its normal operations, and will be required to file bankruptcy.

RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
Schedule III - Real Estate and Accumulated Depreciation
Year Ended December 31, 1997

                                                                              Costs               Gross Amount at Which
         Description              Encumb.           Initial Costs          Capitalized          Carried at Close of Period
         -----------              -------           -------------                               --------------------------
                                                             Buildings &   Subsequent                   Buildings &
                                                  Land       Improvem'ts  to Acquisition     Land       Improvem'ts      Total
Cape Henry Plaza Shopping
   Center, Virginia Beach, VA    $ 3,452,165    $ 1,140,332   $ 3,596,694     $  46,733    $ 1,021,855   $ 3,268,072   $ 4,289,927

Plaza West Shopping Center,
   Raleigh, NC                     3,360,302      1,422,557     3,307,336       199,857      1,072,779     2,674,195     3,746,974

                               =====================================================================================================
                                 $ 6,812,467    $ 2,562,889   $ 6,904,030     $ 246,590    $ 2,094,634   $ 5,942,267   $ 8,036,901
                               =====================================================================================================



         Description
         -----------
                                   Accumulated   Date of    Date    Life
                                   Depreciation  Constr.  Acquired(Years)
Cape Henry Plaza Shopping
   Center, Virginia Beach, VA        $   998,343   1986    May-88     33

Plaza West Shopping Center,
   Raleigh, NC                           881,016   1986    May-88     33

                                   ==============
                                     $ 1,879,359
                                   ==============

                                        Years ended December 31,
                                   1997           1996          1995
                               -------------------------------------------
Real estate investments:
Balance at beginning of year     $ 7,922,196    $16,407,921   $16,407,921
Additions during year
  Acquisitions by merger
                                           -              -             -
  Other acquisitions
                                           -              -             -
  Improvements, etc.
                                     114,705         25,730             -
Deductions during year
  Cost of real estate sold
                                           -     (8,511,455)            -
                               -------------------------------------------
Balance at close of year         $ 8,036,901    $ 7,922,196   $16,407,921
                               ===========================================


Accumulated depreciation:
Balance at beginning of year     $ 1,697,749    $ 3,668,274   $ 2,766,086
Reserve for depreciation             181,610        177,400       392,188
Reserve for write-down to
  estimated net realizable value           -         18,706       510,000
Deductions during year
  Accumulated depreciation on
  real estate sold                         -     (2,166,631)            -
                               ------------------------------------------
Balance at close of year         $ 1,879,359    $ 1,697,749   $ 3,668,274
                               ===========================================

Notes: In 1993 the Partnership recorded writedowns to net realizable value of $493,832 and $1,182,776 for Cape Henry and Plaza West, respectively.

       Aggregate cost at December 31, 1997, for Federal income tax purposes was $9,713,509.


                                INDEX TO EXHIBITS


Exhibit No.                                                                                         Page
   2*     Plan for Reorganization and Disclosure Statement, a Motion                                   -
          seeking authority to make post-petition expenditures and
          certain other related filings (filed as Exhibit 29(e) to the
          Partnership 8-K filing dated February 14, 1992, and
          incorporated herein by reference)
   4*     Retail Equity Partners Limited Partnership Agreement (filed as                               -
          Exhibit 4 to the Partnership's Registration Statement
          (File No. 33-15427) on Form S-11 and incorporated herein by reference)
  27      Financial Data Schedule (electronic filing)                                                  -
* Incorporated herein by reference