Form 10-Q
period 1998-03-31
RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
filed 1998-05-14
CIK 818021

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 33-15427


                   Retail Equity Partners Limited Partnership
             (Exact name of Registrant as specified in its charter)


North Carolina                                             56-1590235
State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization                              Identification No.)

              3850 One First Union Center, Charlotte, NC 28202-6032
               (Address of principal executive offices) (Zip Code)

                                  704/944-0100
                         (Registrant's telephone number)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No ___





                                                  Total number of pages:  10

                                TABLE OF CONTENTS


Item No.                                                                Page No.

          PART I - Financial Information
   1      Financial Statements                                              3
   2      Management's Discussion and Analysis of Financial                 8
          Condition and Results of Operations

          PART II - Other Information
   6      Exhibits and Reports on Form 8-K                                  9

                         PART I - Financial Information

Item 1. Financial Statements.

RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
Balance Sheets

                                                                          March 31          December 31
                                                                            1998               1997
                                                                     ------------------- ------------------
                                                                        (Unaudited)
Assets
Cash and cash equivalents                                                  $  101,922          $   76,863
Restricted cash - tenant security deposits                                     23,681              22,243
Accounts receivable, net                                                       42,001              51,621
Prepaids and other assets                                                      52,525              30,154
Deferred financing costs, net                                                   4,997               9,800
Property held for sale                                                      6,157,542           6,157,542
                                                                     =================== ==================
         Total assets                                                      $6,382,668          $6,348,223
                                                                     =================== ==================

Liabilities and Partners' Deficit
Mortgage loans payable                                                     $6,796,006          $6,812,467
Trade accounts payable and accrued expenses                                    77,818              52,522
Prepaid rents and tenant security deposits                                     20,555              19,949
                                                                     ------------------- ------------------
      Total liabilities                                                     6,894,379           6,884,938

Partners' deficit:
   Limited partners                                                          (443,850)           (468,604)
   General partner                                                            (67,861)            (68,111)
                                                                     ------------------- ------------------
      Total partners' deficit                                                (511,711)           (536,715)
                                                                     =================== ==================
         Total liabilities and partners' deficit                           $6,382,668          $6,348,223
                                                                     =================== ==================


RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
Statements of Operations
(Unaudited)

                                                  Three months ended
                                                       March 31
                                                1998              1997
                                           ---------------- -----------------

Revenues
Rental revenue                                    $257,331         $265,893
Interest and other income                            1,431            1,800
                                           ---------------- -----------------
                                                   258,762          267,693

Expenses
Property operations                                 22,671           26,763
General and administrative                           8,761           16,066
Property taxes and insurance                        26,142           25,086
Management fees                                     13,969           14,094
Depreciation                                             -           44,283
Amortization                                         4,803            4,803
Interest                                           157,412          158,861
                                           ---------------- -----------------
                                                   233,758          289,956
                                           ================ =================
Net income (loss)                                 $ 25,004         $(22,263)
                                           ================ =================

Allocation of
   net income (loss):
   Limited partners (99%)                         $ 24,754         $(22,040)
                                           ================ =================
   General partner (1%)                           $    250         $   (223)
                                           ================ =================

Net income (loss) per
   limited partnership unit                         $0.07           $(0.07)
                                           ================ =================

Weighted average number of
   limited partnership units
   outstanding                                     333,577          333,577
                                           ================ =================

RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
Statement of Changes in Partners' Deficit
(Unaudited)

                                     Limited         General
                                    Partners         Partner          Total
                                  -------------- ---------------- --------------

Balance at December 31, 1997          $(468,604)      $(68,111)       $(536,715)
Net income                               24,754            250           25,004
                                  ============== ================ ==============
Balance at March 31, 1998             $(443,850)      $(67,861)       $(511,711)
                                  ============== ================ ==============

RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
Statements of Cash Flows
(Unaudited)

                                                                Three months ended
                                                                     March 31
                                                              1998              1997
                                                         ---------------- -----------------
Operating activities:
Net income (loss)                                               $ 25,004         $(22,263)
Adjustments to reconcile net income to
   net cash provided by operations:
   Depreciation and amortization                                   4,803           49,086
   Changes in operating assets and liabilities:
      Rent and other receivables                                   9,620            5,754
      Prepaid expenses and other assets                          (22,371)         (22,025)
      Accounts payable and accrued expenses                       25,296           24,385
      Security deposits and deferred revenue                        (832)            (584)
                                                         ---------------- -----------------
Net cash provided by operating activities                         41,520           34,353

Investing activities - none

Financing activities:
Principal payments on notes payable                              (16,461)         (15,011)
                                                         ---------------- -----------------

Net  increase in cash and cash equivalents                        25,059           19,342
Cash and cash equivalents at
   beginning of period                                            76,863          119,440
                                                         ---------------- -----------------

Cash and cash equivalents at end of period                      $101,922         $138,782
                                                         ================ =================

RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
Notes to Financial Statements - March 31, 1998
(Unaudited)

Note 1.  Interim financial statements

Our independent accountants have not audited the accompanying financial statements of Retail Equity Partners Limited Partnership (the "Partnership"), except for the balance sheet at December 31, 1997. We derived the amounts in the balance sheet at December 31, 1997, from the financial statements included in our 1997 Annual Report on Form 10-K. We believe that all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

We have condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. You should read these financial statements in conjunction with our 1997 Annual Report on Form 10-K.

The results for the first three months of 1998 are not necessarily indicative of future financial results.

Certain amounts in the 1997 comparative financial statements have been reclassified to conform to the 1998 presentation.

Note 2.  Recently Adopted Accounting Standards

We adopted Statement No. 130, Reporting Comprehensive Income, as of January 1, 1998. Statement No. 130 established requirements for reporting and displaying comprehensive income and its components. Adoption of this Statement had no impact on our net income or partners' deficit, or the presentation of our financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion contains forward-looking statements within the meaning of federal securities law. Such statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other "forward-looking" information. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are certain factors such as general economic conditions, local real estate conditions, or weather conditions that might cause a difference between actual results and those forward-looking statements. You should read the following discussion in conjunction with the financial statements and notes thereto included in this Quarterly Report and our Annual Report on Form 10-K.

Partnership Profile

      Retail Equity Partners Limited Partnership is a North Carolina limited partnership formed in 1987 to acquire, hold, operate and manage three neighborhood shopping centers. In February 1996, one of the three shopping centers was sold to an unrelated party.

      The Partnership received aggregate subscription funds of $6,671,543 for 333,577 beneficial assignment certificates ("BACs") from approximately 480 investors. There is currently no established public trading market for the BACs. We are not aware of any secondary market for the Partnership's securities. There is currently no established fair market value for the BACs.

Results of Operations

Revenues

      Rental revenue for the first quarter of 1998 was $257,000, a decrease of 3.2% compared to the first quarter of 1997. During the first quarter of 1998, Plaza West was 98% occupied, and Cape Henry Plaza was 97% occupied. During the first quarter of 1997 both centers were 100% occupied.

Expenses

      Total expenses for the first quarter of 1998 were $234,000, a decrease of 19.4% compared to the first quarter of 1997. The primary reason for this decrease is that no depreciation was recorded in the first quarter of 1998, compared to a $44,000 depreciation charge in the first quarter of 1997. In January 1998 both Cape Henry Plaza and Plaza West were listed for sale. In accordance with generally accepted accounting principles, no depreciation is recorded on assets held for sale. Operating and administrative expenses were generally in line with management's expectations.

Net income

      Net income for the first quarter of 1998 was $25,000, compared to a loss of $22,000 for the first quarter of 1997. Again, the increase in net income is primarily due to the fact that no depreciation was charged in the first quarter of 1998.

Capital Resources and Liquidity

      Cape Henry Plaza and Plaza West continue to generate nominal positive cash flow from operations. The leases held by the Partnership are generally long-term, with substantially all increases in operating expenses, taxes and insurance passed through to, and paid by, tenants. In addition, most leases include built-in rent increases based on changes in the consumer price index or percentage rents based on total sales.

      The Partnership currently generates sufficient cash flow to meet its immediate operating and capital needs. However, any adverse development, such as the loss of a major tenant, the loss of multiple smaller tenants, or the failure of a significant tenant to pay rent, could create a material deficiency in the Partnership's short-term liquidity. In addition, the Partnership may not generate sufficient cash flow to make significant repairs, improvements or modifications to the centers, if such needs arise.

      In January 1998, both centers were listed for sale. The general partner has entered into a contract for sale of Plaza West, subject to a vote by the limited partners. Negotiations for the sale of Cape Henry Plaza are in final stages, again subject to a vote by the limited partners.

      The Partnership's two mortgage loans mature in August 1998. In the event the Partnership's properties have not been sold prior to that date, the Partnership will be required to refinance these loans. The general partner can offer no assurance that, at that time, replacement financing will be obtainable.

Recently Issued Accounting Standards

      In 1997 the Financial Accounting Standards Board issued Statement No. 131, Disclosures About Segments of an Enterprise and Related Information. Statement 131 establishes standards for the way that public entities report information about operating segments in annual financial statements and requires that those entities report selected information about operating segments in interim financial statements. We will be required to disclose segment information in accordance with Statement 131 beginning in our 1998 annual report. We expect that adoption of Statement 131 will not have a material impact on our financial statements.


                           PART II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

a)   Exhibits

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

                                       RETAIL EQUITY PARTNERS
                                       LIMITED PARTNERSHIP
                                       (Registrant)

                                       By: Boddie Investment Company
                                           General Partner




May 14, 1998                                 /s/ Philip S. Payne
                                           ------------------------
                                           Philip S. Payne
                                          (Duly authorized officer)