Form 10-Q
period 1998-06-30
RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
filed 1998-08-14
CIK 818021

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                                                  Total number of pages:  11

                                TABLE OF CONTENTS


  Item No.                                                                                   Page No.

                       PART I - Financial Information
          1            Financial Statements                                                        2
          2            Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                                   8

                       PART II - Other Information
          4            Submission of Matters to a Vote of Security Holders                        10
          6            Exhibits and Reports on Form 8-K                                           10


                         PART I - Financial Information

Item 1. Financial Statements.

RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
Balance Sheets



                                                                          June 30           December 31
                                                                            1998               1997
                                                                     ------------------- ------------------
                                                                        (Unaudited)
Assets
Cash and cash equivalents                                                  $  119,417          $   76,863
Restricted cash - tenant security deposits                                     25,401              22,243
Accounts receivable, net                                                       19,489              51,621
Prepaids and other assets                                                      58,662              30,154
Deferred financing costs, net                                                     194               9,800
Property held for sale                                                      6,157,542           6,157,542
                                                                     ------------------- ------------------
         Total assets                                                      $6,380,705          $6,348,223
                                                                     =================== ==================

Liabilities and Partners' Deficit
Mortgage loans payable                                                     $6,779,162          $6,812,467
Trade accounts payable and accrued expenses                                    78,015              52,522
Prepaid rents and tenant security deposits                                     22,129              19,949
                                                                     ------------------- ------------------
      Total liabilities                                                     6,879,306           6,884,938

Partners' deficit:
   Limited partners                                                          (430,871)           (468,604)
   General partner                                                            (67,730)            (68,111)
                                                                     ------------------- ------------------
      Total partners' deficit                                                (498,601)           (536,715)
                                                                     ------------------- ------------------
         Total liabilities and partners' deficit                           $6,380,705          $6,348,223
                                                                     =================== ==================



RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
Statements of Operations
(Unaudited)

                                             Three months ended                  Six months ended
                                                   June 30                            June 30
                                           1998              1997             1998              1997
                                      ---------------- ----------------- ---------------- -----------------
Revenues
Rental revenue                               $252,707         $251,374          $510,038         $517,267
Interest and other income                       2,002            2,614             3,433            4,414
                                      ---------------- ----------------- ---------------- -----------------
                                              254,709          253,988           513,471          521,681

Expenses
Property operations                            16,227           22,265            38,898           49,028
General and administrative                     23,974           13,286            32,735           29,352
Property taxes and insurance                   25,311           24,106            51,453           49,192
Management fees                                14,255           14,331            28,224           28,425
Depreciation                                        -           44,283                 -           88,566
Amortization                                    4,803            4,803             9,606            9,606
Interest                                      157,029          158,511           314,441          317,372
                                      ---------------- ----------------- ---------------- -----------------
                                              241,599          281,585           475,357          571,541
                                      ---------------- ---------------- ----------------- -----------------
Net income (loss)                            $ 13,110         $(27,597)         $ 38,114        $ (49,860)
                                      ================ ================= ================ =================

Allocation of
   net income (loss):
   Limited partners (99%)                    $ 12,979         $(27,321)         $ 37,733        $ (49,361)
                                      ================ ================= ================ =================
   General partner (1%)                      $    131         $   (276)         $    381        $    (499)
                                      ================ ================= ================ =================

Net income (loss) per
   limited partnership unit                  $  0.04          $  (0.08)         $   0.11        $   (0.15)
                                      ================ ================= ================ =================

Weighted average number of
   limited partnership units
   outstanding                                333,577          333,577           333,577          333,577
                                      ================ ================= ================ =================


RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
Statement of Changes in Partners' Deficit
(Unaudited)

                                            Limited         General
                                           Partners         Partner          Total
                                         -------------- ---------------- ---------------
Balance at December 31, 1997                 $(468,604)      $(68,111)       $(536,715)
Net income                                      24,754            250           25,004
                                         -------------- ---------------- ---------------
Balance at March 31, 1998                     (443,850)       (67,861)        (511,711)
Net income                                      12,979            131           13,110
                                         -------------- ---------------- ---------------
Balance at June 30, 1998                     $(430,871)      $(67,730)       $(498,601)
                                         ============== ================ ===============





RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
Statements of Cash Flows
(Unaudited)

                                                                                 Six months ended
                                                                                      June 30
                                                                              1998              1997
                                                                         ---------------- -----------------
Operating activities:
Net income (loss)                                                               $ 38,114         $(49,860)
Adjustments to reconcile net income to
   net cash provided by operations:
   Depreciation and amortization                                                   9,606           98,172
   Changes in operating assets and liabilities:
      Rent and other receivables                                                  32,132           32,116
      Prepaid expenses and other assets                                          (28,508)         (22,146)
      Accounts payable and accrued expenses                                       25,493           25,480
      Security deposits and deferred revenue                                        (978)          (3,174)
                                                                         ---------------- -----------------
Net cash provided by operating activities                                         75,859           80,588

Investing activities - none

Financing activities:
Principal payments on notes payable                                              (33,305)         (30,373)
                                                                         ---------------- -----------------

Net  increase in cash and cash equivalents                                        42,554           50,215
Cash and cash equivalents at
   beginning of period                                                            76,863          119,440
                                                                         ---------------- -----------------

Cash and cash equivalents at end of period                                      $119,417         $169,655
                                                                         ================ =================




RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
Notes to Financial Statements - June 30, 1998
(Unaudited)

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

The results for the first six months of 1998 are not necessarily indicative of future financial results.

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

Results of Operations

Revenues

      Rental revenue for the second quarter of 1998 was $253,000, an increase of 0.5% compared to the second quarter of 1997. For the first six months of 1998, rental revenue was $510,000, a decrease of 1.4% compared to the first six months of 1997. These comparisons reflect vacancy of approximately 3% of Cape Henry Plaza since June 1997. Plaza West has been fully occupied except for a two-month period in the first quarter of 1998.

Expenses

      Total expenses for the second quarter of 1998 were $242,000, a decrease of 14.2% compared to the second quarter of 1997. For the first six months of 1998, total expenses were $475,000, a decrease of 16.8% compared to the first six months of 1997. The primary reason for these decreases is that no depreciation has been recorded in 1998. Depreciation expense was $44,000 in the second quarter of 1997 and $89,000 for the first six months of 1997. In January 1998, both Cape Henry Plaza and Plaza West were listed for sale. In accordance with generally accepted accounting principles, no depreciation is recorded on assets held for sale.

      Through the first six months of 1998, operating and administrative expenses were generally consistent with management's expectations. Property operations expense decreased for the second quarter of 1998 compared to 1997 and on a year-to-date basis, primarily attributable to roof repairs performed in the second quarter of 1997. General and administrative expense increased in the second quarter of 1998 compared to 1997 as a result of timing of receipt and recording of annual audit and tax return preparation fees. For the first six months of 1998, general and administrative expense was comparable to the first six months of 1997.

Net income

      Net income for the second quarter of 1998 was $13,000, compared to a loss of $28,000 for the second quarter of 1997. For the first six months of 1998, net income was $38,000, compared to a loss of $50,000 for the first six months of 1997. Again, the increase in net income is primarily due to the fact that no depreciation was charged in 1998.

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

      In January 1998, both centers were listed for sale. The general partner has entered into a contract for sale of Plaza West at $3.7 million, subject to negotiated adjustments for the buyer's due diligence findings. The buyer is currently performing due diligence. A contract for sale of Cape Henry was terminated when the buyer failed to perform scheduled due diligence, and the general partner is currently negotiating with another party.

      The Partnership's two mortgage loans matured on August 1, 1998, but have been extended with no penalty to August 31, 1998. The general partner can offer no assurance that, at that date, additional extensions or replacement financing will be obtainable.

                           PART II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

      In June 1998 the limited partners voted by proxy to authorize the sale of substantially all of the assets of the Partnership for a minimum aggregate sales price of $7.5 million. Results of the vote were as follows:

         For                                      231,324.1
         Against                                    9,307.6
         No response                               92,945.4
         Withheld/abstained                             -
         Broker non-votes                               -


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

                            RETAIL EQUITY PARTNERS
                            LIMITED PARTNERSHIP
                            (Registrant)

                            By: Boddie Investment Company
                                General Partner




August 12, 1998             /s/ Philip S. Payne
                            Philip S. Payne
                            (Duly authorized officer)