Form 10-Q
period 1998-09-30
RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
filed 1998-11-13
CIK 818021

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No ___





                                                    Total number of pages:12

                                TABLE OF CONTENTS


   Item No.                                                             Page No.

               PART I - Financial Information
      1        Financial Statements                                         3
      2        Management's Discussion and Analysis
               of Financial Condition and Results of Operations             9

               PART II - Other Information
      6        Exhibits and Reports on Form 8-K                            11

                         PART I - Financial Information

Item 1. Financial Statements.

RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
Balance Sheets

                                                                       September 30          December 31
                                                                             1998               1997
                                                                       ------------------ ------------------
                                                                          (Unaudited)
Assets
Cash and cash equivalents                                                    $  468,962         $   76,863
Restricted cash - tenant security deposits                                       25,561             22,243
Accounts receivable, net                                                         13,795             51,621
Prepaids and other assets                                                        82,817             30,154
Deferred financing costs, net                                                         -              9,800
Property held for sale                                                        2,865,958          6,157,542
                                                                       ------------------ ------------------
         Total assets                                                        $3,457,093         $6,348,223
                                                                       ================== ==================

Liabilities and Partners' Equity (Deficit)
Deed of trust loans payable                                                  $3,335,372         $6,812,467
Trade accounts payable and accrued expenses                                      57,160             52,522
Prepaid rents and tenant security deposits                                       17,053             19,949
                                                                       ------------------ ------------------
      Total liabilities                                                       3,409,585          6,884,938

Partners' equity (deficit):
   Limited partners                                                             109,777           (468,604)
   General partner                                                              (62,269)           (68,111)
                                                                       ------------------ ------------------
      Total partners' equity (deficit)                                           47,508           (536,715)
                                                                       ------------------ ------------------
         Total liabilities and partners' equity (deficit)                    $3,457,093         $6,348,223
                                                                       ================== ==================




RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
Statements of Operations
(Unaudited)

                                              Three months ended                  Nine months ended
                                                 September 30                       September 30
                                             1998             1997              1998             1997
                                       ----------------- ---------------- ----------------- ----------------
Revenues
Rental revenue                               $ 269,844         $ 256,159       $  779,882         $ 773,426
Gain on sale of
   Cape Henry Shopping Center                  520,148                 -          520,148                 -
Interest and other income                        2,502             1,574            5,935             5,988
                                       ----------------- ---------------- ----------------- ----------------
                                               792,494           257,733        1,305,965           779,414

Expenses
Property operations                             27,592            19,580           66,490            68,608
General and administrative                       8,992             6,149           41,727            35,501
Property taxes and insurance                    25,433            22,555           76,886            71,747
Management fees                                 13,589            13,453           41,813            41,878
Depreciation                                         -            44,283                -           132,849
Amortization                                       194             4,803            9,800            14,409
Interest                                       170,585           158,153          485,026           475,525
                                       ----------------- ---------------- ----------------- ----------------
                                               246,385           268,976          721,742           840,517
                                       ----------------- ---------------- ----------------- ----------------
Net income (loss)                            $ 546,109         $ (11,243)      $  584,223         $ (61,103)
                                       ================= ================ ================= ================

Allocation of
   net income (loss):
   Limited partners (99%)                    $ 540,648         $ (11,131)      $  578,381         $ (60,492)
                                       ================= ================ ================= ================
   General partner (1%)                      $   5,461         $    (112)      $    5,842         $    (611)
                                       ================= ================ ================= ================

Net income (loss) per
   limited partnership unit                  $    1.62         $   (0.03)      $     1.73         $   (0.18)
                                       ================= ================ ================= ================

Weighted average number of
   limited partnership units
   outstanding                                 333,577           333,577          333,577           333,577
                                       ================= ================ ================= ================


RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
Statement of Changes in Partners' Equity (Deficit)
(Unaudited)

                                                  Limited         General
                                                  Partners        Partner          Total
                                               --------------- --------------- ---------------
Balance at December 31, 1997                       $(468,604)       $(68,111)      $(536,715)
Net income                                            24,754             250          25,004
                                               --------------- --------------- ---------------
Balance at March 31, 1998                           (443,850)        (67,861)       (511,711)
Net income                                            12,979             131          13,110
                                               --------------- --------------- ---------------
Balance at June 30, 1998                            (430,871)        (67,730)       (498,601)
Net income                                           540,648           5,461         546,109
                                               --------------- --------------- ---------------
Balance at September 30, 1998                       $109,777        $(62,269)        $47,508
                                               =============== =============== ===============


RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
Statements of Cash Flows
(Unaudited)

                                                                                  Nine months ended
                                                                                    September 30
                                                                                1998             1997
                                                                          ----------------- ----------------
Operating activities:
Net income (loss)                                                             $   584,223        $  (61,103)
Adjustments to reconcile net income (loss) to
   net cash provided by operations:
   Gain on sale of Cape Henry Shopping Center                                    (520,148)                -
   Depreciation and amortization                                                    9,800           147,258
   Changes in operating assets and liabilities:
      Rent and other receivables                                                   37,826            24,007
      Prepaid expenses and other assets                                           (52,663)          (44,173)
      Accounts payable and accrued expenses                                         4,638            44,756
      Security deposits and deferred revenue                                       (6,214)             (334)
                                                                          ----------------- ----------------
Net cash provided by operating activities                                          57,462           110,411

Investing activities:
Net proceeds from sale of Cape Henry Shopping Center                            3,811,732                 -
Additions to properties                                                                 -          (104,085)
                                                                          ----------------- ----------------
Net cash provided by (used in) investing activities                             3,811,732          (104,085)

Financing activities:
Principal payments on notes payable                                            (3,477,095)          (46,092)
                                                                          ----------------- ----------------

Increase (decrease) in cash and cash equivalents                                  392,099           (39,766)
Cash and cash equivalents at beginning of period                                   76,863           119,440
                                                                          ----------------- ----------------

Cash and cash equivalents at end of period                                    $   468,962        $   79,674
                                                                          ================= ================

RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
Notes to Financial Statements - September 30, 1998
(Unaudited)

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

The results for the first nine months of 1998 are not necessarily indicative of future financial results.

Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

Note 2.  Cape Henry Plaza Shopping Center

The Cape Henry Plaza Shopping Center property was sold to an unrelated third party on September 29, 1998, for a contract price of $3,900,000. Estimated direct costs of the sale total approximately $90,000. Carrying value of these assets at June 30, 1998, was as follows:

       Land                                               $ 1,021,855
       Buildings and improvements                           3,260,036
       Personal property                                        8,036
                                                       ---------------
                                                            4,289,927
       Less -   Accumulated depreciation                     (998,343)
                                                       ---------------
                                                          $ 3,291,584
                                                       ===============


The statements of operations for the three and nine months ended September 30, 1998 and 1997, respectively, include the operations of Cape Henry Plaza through September 28, 1998.

Results of operations of Cape Henry Plaza for these periods were as follows:

                                              Three months ended              Nine months ended
                                                 September 30                    September 30
                                             1998            1997            1998           1997
                                         ----------------------------------------------------------
 Rental revenue                            $141,706        $129,664        $400,598      $389,219

 Property operations                         17,270          13,338          37,231        36,433
 General and administrative expense           1,677           2,344           7,443         9,106
 Property taxes and insurance                14,318          12,532          42,601        37,978
 Property management fees                     3,817           3,665          12,394        12,170
 Depreciation                                     -          24,747               -        74,241
 Amortization                                   109           2,529           5,167         7,587
 Interest                                    86,596          80,143         245,936       240,969
                                         ----------------------------------------------------------
     Total expenses                         123,787         139,298         350,772       418,484
                                         ----------------------------------------------------------
     Net income (loss)                     $ 17,919        $ (9,634)       $ 49,826      $(29,265)
                                         ==========================================================


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

Partnership Profile

      Retail Equity Partners Limited Partnership is a North Carolina limited partnership formed in 1987 to acquire, hold, operate and manage three neighborhood shopping centers. In February 1996, one of the shopping centers was sold to an unrelated party. In September 1998, one of the two remaining shopping centers was sold to an unrelated party.

      The Partnership received aggregate subscription funds of $6,671,543 for 333,577 beneficial assignment certificates ("BACs") from approximately 480 investors. There is currently no established public trading market for the BACs. We are not aware of any secondary market for the Partnership's securities. There is currently no established fair market value for the BACs.

Results of Operations

Effective September 29, 1998, the Partnership sold Cape Henry Plaza Shopping Center to an unaffiliated party for a contract price of $3,900,000.

The statements of operations for the three and nine months ended September 30, 1998 and 1997, respectively, include the operations of Cape Henry Plaza through September 28, 1998.

Summary operating results of Plaza West Shopping Center and general and administrative functions are as follows:

                                                  Three months ended              Nine months ended
                                                     September 30                    September 30
                                                 1998            1997            1998           1997
                                             ----------------------------------------------------------
Revenues                                       $130,640        $128,069        $385,219      $390,195
Expenses:
  Property operations                            10,322           6,242          29,259        32,175
  General and administrative                      7,315           3,805          34,284        26,395
  Property taxes and insurance                   11,115          10,023          34,285        33,769
  Management fees                                 9,772           9,788          29,419        29,708
  Depreciation and amortization                      85          21,810           4,633        65,430
  Interest                                       83,989          78,010         239,090       234,556
                                             ----------------------------------------------------------
                                                122,598         129,678         370,970       422,033
                                             ----------------------------------------------------------
           Net income (loss)                   $  8,042        $ (1,609)       $ 14,249      $(31,838)
                                             ==========================================================


Plaza West has been fully occupied during the first nine months of 1998 except for a two-month period in the first quarter. The 1.3% decrease in revenue compared to the first nine months of 1997 is due primarily to recoveries of one-time expenses in 1997.

In January 1998, both Cape Henry Plaza and Plaza West were listed for sale. In accordance with generally accepted accounting principles, no depreciation is recorded on assets held for sale.

Capital Resources and Liquidity

      Plaza West continues to generate nominal positive cash flow from operations. The Partnership currently generates sufficient cash flow to meet its immediate operating and capital needs. However, any adverse development, such as the loss of a major tenant, the loss of multiple smaller tenants, or the failure of a significant tenant to pay rent, could create a material deficiency in the Partnership's short-term liquidity. In addition, the Partnership may not generate sufficient cash flow to make significant repairs, improvements or modifications to the center, if such needs arise.

      Plaza West is currently under contract for sale, pending resolution of an environmental issue. During the purchaser's due diligence, we discovered some soil and ground water contamination caused by dry cleaning fluid. We have hired an environmental consultant to evaluate the situation and develop a plan of remediation. The sale of the property cannot take place until the purchaser and seller have agreed to a plan of remediation.

      The Partnership's deed of trust loan secured by Plaza West has been extended to December 31, 1998. The general partner can offer no assurance that, at that date, additional extensions or replacement financing will be obtainable.

PART II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

a)   Exhibits

     Exhibit 27         Financial data schedule (electronic filing)

b) Reports on Form 8-K: We filed a Current Report on Form 8-K as of September 29, 1998, to disclose the sale of Cape Henry Plaza Shopping Center.

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

                          RETAIL EQUITY PARTNERS
                          LIMITED PARTNERSHIP
                          (Registrant)

                          By: Boddie Investment Company
                                 General Partner




November 12, 1998             /s/ Philip S. Payne
                          ---------------------------------------------------
                          Philip S. Payne
                          (Duly authorized officer)