Form 10-Q/A
period 1998-09-30
RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
filed 1999-01-20
CIK 818021

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No ___





                                                    Total number of pages:13

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

Year 2000 Issues

The Year 2000 issue refers to the inability of certain computer systems to accurately store and use dates after 1999. This could result in a system failure or miscalculation that could cause disruption of operations.

We do not believe that the Year 2000 issue will have a material effect on the business of the Partnership, the results of its operations, or its financial condition. This belief is based on the following:

1. Following the sale of Cape Henry Plaza, the Partnership's sole asset is Plaza West. Plaza West is a single story "strip" center that does not contain any elevators, escalators or computer controlled mechanical systems. Neither the Partnership nor Plaza West own or operate any computer systems.

2. The Partnership's property management agent has identified other systems, such as telecommunications, security, HVAC, fire and safety systems, for which it is responsible and which may contain embedded technology that may raise Year 2000 issues. Based on the management agent's knowledge of our property and systems and the results of inquires to the manufactures and servicing agents of such systems, we do not believe the Year 2000 issue will impact these systems or have a material impact on our operations or financial condition. It is important to note that the leases at Plaza West make the tenants responsible for the maintenance of any such systems within or servicing their leasehold space.

3. Certain third party vendors provide services to the Partnership or its property. These vendors include suppliers of building-related products and services (landscaping and trash removal), utilities and banking. Based on inquires by our management agent of our utility providers, significant vendors and service providers, and bank, we do not believe that any of these relationships will involve Year 2000 issues that will have a material impact on the Partnership's operating results or financial condition.

4. Property management services and administration of the Partnership are provided by the Partnership's management agent. The management agent has represented to the Partnership that all of the computer systems, hardware and software, used in providing these services are Year 2000 compliant.

Thus, we do not believe that the Year 2000 issue will materially affect the Partnership. However, to the extent that such belief is based on the representations of others, we can not warrant or guarantee that all external agents are or will be Year 2000 compliant nor can we determine the effect of any such non-compliance by these external agents on the operations of the Partnership or its property.

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