Form 10-K405
period 1998-12-31
RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
filed 1999-04-15
CIK 818021

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 1998or

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

         The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 22, 1999, was not determinable (no active market).

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

                   RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP

                                TABLE OF CONTENTS


   Item No.                                                                                   Page No.
                        PART I
          1             Business                                                                    3
          2             Properties                                                                  3
          3             Legal Proceedings                                                           4
          4             Submission of Matters to a Vote of Security Holders                         4

                        PART II
          5             Market for Registrant's Common Equity and Related
                        Stockholder Matters                                                         4
          6             Selected Financial Data                                                     4
          7             Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                         5
          7A            Quantitative and Qualitative Disclosures About Market Risk                  8
          8             Financial Statements and Supplementary Data                                 8
          9             Changes in and Disagreements With Accountants on
                        Accounting and Financial Disclosure                                         8

                        PART III
         10             Directors and Executive Officers of the Registrant                          8
         11             Executive Compensation                                                      9
         12             Security Ownership of Certain Beneficial Owners and
                        Management                                                                  9
         13             Certain Relationships and Related Transactions                              9

                        PART IV
         14             Exhibits, Financial Statement Schedules, and Reports on
                        Form 8-K                                                                   10


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

In October 1991, the ownership of New Market Square was transferred to New Market Square Limited Partnership ("NMS"), a newly formed partnership. The Partnership was the sole general partner holding a 99.99% interest in NMS. In February 1992, NMS filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. This action was taken after negotiations to refinance New Market Square's mortgage loan payable failed and alternative financing could not be obtained. In May 1993, NMS successfully completed restructuring of the mortgage loan payable with the lender and emerged from bankruptcy,

In February 1996, the New Market Square land, building and personal property were sold to an unrelated party for a contract price of $6,558,000, resulting in a net loss on sale of $499,000. NMS was dissolved in 1996.

In September 1998, the Cape Henry Plaza land, building and personal property were sold to an unrelated party for a contract price of $3,900,000, resulting in a net gain on sale of $515,000.

Plaza West has been listed for sale since January 1998. The general partner entered into a contract for sale of the property in 1998 that failed. In April 1999, the general partner entered into another contract for sale of this center in the near future.

Partnership Business. Rental revenue is derived from the leasing of shopping center space, subject to net leases. Tenants reimburse the Partnership for substantially all common area maintenance and certain other costs incurred.

Historically, a significant portion of rental revenue has been derived from anchor tenants. Major tenants (those leasing greater than 10% of total leasable space) at December 31, 1998, are as follows:

                                                         Base Rental      Lease
   Tenant          Shopping Center      Square Feet        Revenue       Expires
--------------------------------------------------------------------------------

Harris Teeter        Plaza West           25,000         $ 143,000          2006
Big Ape Gym          Plaza West           12,450            70,000          2001


The Partnership has no employees.


ITEM 2. PROPERTIES

Plaza West is a neighborhood shopping center, and is held subject to a loan. The center was constructed in 1986 and acquired by the Partnership in May 1988. Plaza West is located in Raleigh, North Carolina, and has approximately 63,800 square feet of rental space. The center has been at or near 100% occupancy from 1996 through 1998.

ITEM 3. LEGAL PROCEEDINGS

The Partnership was not a party to any material pending legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of fiscal year 1998.


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

The Partnership made distributions to limited partners of $356,000 in 1998 and $298,000 in 1996. These distributions consisted entirely of return of capital, and were funded from the net proceeds of the sales of shopping centers, less amounts required to maintain adequate operating reserves. No distributions were made in 1997.


ITEM 6. SELECTED FINANCIAL DATA

                                                             For the years ended December 31
                                         1998 (1)          1997          1996 (2)       1995 (3)          1994
-------------------------------------- -------------- --------------- --------------- -------------- ---------------
Operating Data
Rental revenue                            $  911,028      $1,032,474      $1,095,417    $ 1,632,519     $ 1,767,669
Net income (loss)                            552,573         (76,500)       (150,488)      (828,548)       (269,830)

Net income (loss) per BAC                       1.64           (0.23)          (0.45)         (2.46)          (0.80)
Distributions per BAC (4)                        .00             .00             .00            .00             .00

Balance Sheet Data (at year end)
Total assets                               3,714,145       6,348,223       6,490,838     13,029,394      14,116,654
Notes payable                              3,326,672       6,812,467       6,874,644     12,797,111      13,060,575

(1) Cape Henry Plaza shopping center was sold to an unrelated third party in September 1998.
(2) New Market Square shopping center was sold to an unrelated third party in February 1996.
(3) In 1995 the Partnership recorded a charge of $510,000 to reduce the recorded basis of the New Market Square Shopping Center property to estimated net realizable value.
(4) Cash distributions to limited partners have consisted entirely of return of capital.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements within the meaning of federal securities law. You can identify such statements by the use of forward-looking terminology, such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other "forward-looking" information.

Although we believe that our plans, intentions, and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve our plans, intentions or expectations. When you consider such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statement:

     -our markets could suffer unexpected increases in the development of other rental alternatives;

     -general economic conditions could cause the financial condition of a large number of our tenants to deteriorate;

     -we may not be able to complete development, acquisition or joint venture projects as quickly or on as favorable terms as anticipated;

     -we may not be able to lease or re-lease space quickly or on as favorable terms as under existing leases;

     -we may have incorrectly assessed the environmental condition of our properties;

     -an unexpected increase in interest rates could increase our debt service costs;

     -we may not be able to meet our long-term liquidity requirements on favorable terms;

     -we could lose key executive officers; and

     -our concentrated markets may suffer an unexpected decline in economic growth or increase in unemployment rates.

Given these uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

You should read the discussion in conjunction with the financial statements and notes thereto included in this Annual Report.

Results of Operations

Revenues. Rental revenues in 1998 decreased by 12% from 1997, primarily attributable to the sale of Cape Henry Plaza in September 1998. Rental revenues in 1997 decreased by 6% from 1996, primarily attributable to the sale of New Market Square in February 1996. Monthly revenues at Plaza West and Cape Henry Plaza were generally consistent in 1998, 1997 and 1996, and occupancy levels remained consistently high throughout the three years.

In September 1998, Cape Henry Plaza was sold to an unrelated third party for a contract price of $3,900,000. The Partnership recorded a net gain of $515,000 related to this sale.

In late December 1995, the Partnership entered into an agreement to sell New Market Square Shopping Center that was completed in February 1996. In conjunction with this sale, the Partnership recorded a provision of $510,000 in 1995 (subsequently reduced by $11,000 in 1996) to reduce the recorded net book value of New Market Square assets to estimated net realizable value.

Expenses. Decreases in operating expenses in 1998 compared to 1997, and in 1997 compared to 1996, generally reflect the impact of the sales of shopping centers. For Plaza West, and for Cape Henry prior to its sale, operating expenses were consistent in 1998 and 1997. For these two centers, owned throughout 1997 and 1996, operating expenses decreased by 10% in 1997 compared to 1996, primarily due to repairs at Plaza West in 1996.

In January 1998, both Plaza West and Cape Henry Plaza were listed for sale. In accordance with generally accepted accounting principles, no depreciation is recorded on assets held for sale. Depreciation was generally unchanged in 1997 compared to 1996.

Previously deferred loan costs related to Plaza West and Cape Henry Plaza became fully amortized in July 1998. Otherwise, amortization charges for these loans were unchanged in 1998, 1997 and 1996. The 1996 extraordinary item for loss on extinguishment of debt relates to write-off of loan costs related to New Market Square.

Decreases in interest expense in 1998 compared to 1997, and in 1997 compared to 1996, were again attributable to the sales of shopping centers.

Liquidity and Capital Resources

Plaza West continues to generate nominal positive cash flow from operations, and the Partnership currently generates sufficient cash flow to meet its immediate operating needs. However, any adverse development could create a material deficiency in the Partnership's short-term liquidity.

In August 1998, Phase I environmental tests performed at Plaza West shopping center revealed a small amount of dry cleaning fluid in the soil immediately adjacent to the dry cleaning facility at that property. Phase II and Phase III environmental tests completed in November 1998 indicated that contamination is limited to the soil immediately around the dry cleaner. No off-site contamination of soil or water was found. We have notified all appropriate regulatory agencies and the dry cleaner. We are currently pursuing a claim to hold the dry cleaner responsible for remediation.

The environmental engineers have recommended that remediation be "natural attenuation" (continue to monitor and allow the problem to resolve over time). The estimated cost of natural attenuation, as recommended, is approximately $80,000. If corrective remediation becomes necessary, the estimated cost of such remediation is approximately $250,000.

In April 1999, the general partner entered into a contract for sale of Plaza West for approximately $3.6 million, an amount that exceeds the deed of trust loan related to the property. Because the transaction is not closed at this time the amount of the gain that may ultimately be realized of approximately $675,000, which is net of sales costs of approximately $109,500, is included in the financial statements as a deferred gain as an adjustment in liquidation at December 31, 1998. Under the terms of this contract, the buyer will take the property subject to the environmental issues identified above.

The Partnership's deed of trust loan secured by Plaza West has been extended to July 1999. The general partner can offer no assurance that additional extensions or replacement financing will be obtainable.

Assuming that the sale of Plaza West is completed by June 1999, the general partner intends to liquidate the Partnership by the end of 1999. If the Partnership is not able to obtain an additional extension of its loan maturity, it will be unable to continue its normal operations, and will be required to file bankruptcy.

Year 2000 Issue

The Year 2000 issue refers to the inability of certain computer systems to accurately store and use dates after 1999. This could result in a system failure or miscalculation that could cause disruption of operations.

We do not believe that the Year 2000 issue will have a material effect on the business of the Partnership, the results of its operations, cash flows or its financial condition. This belief is based on the following:

     -In April 1999, the Partnership entered into a contract for sale of Plaza West. Consummation of the sale will result in dissolution of the Partnership. Assuming the sale of Plaza West is completed by June 1999, the general partner intends to liquidate the Partnership by the end of 1999.

     -The Partnership's sole asset is Plaza West shopping center, a single story "strip" center that does not contain any elevators, escalators or computer controlled mechanical systems. Neither the Partnership nor Plaza West owns or operates any computer systems.

     -The Partnership's property management agent has identified other systems, such as telecommunications, security, HVAC, fire and safety systems, for which it is responsible and which may contain embedded technology that could raise Year 2000 issues. Based on the management agent's knowledge of our property and systems and the results of inquiries to the manufacturers and servicing agents of such systems, we do not believe the Year 2000 issue will impact these systems. It is important to note that the leases at Plaza West make the tenants responsible for the maintenance of such systems within or servicing their leasehold spaces.

     -Certain third-party vendors provide services to the Partnership or its property. These vendors include suppliers of building-related products and services (landscaping and trash removal), utilities and banking. Based on inquiries by our management agent of utility providers, significant vendors and service providers, and bank, we do not believe the Year 2000 issue will have a material impact on the Partnership's operating results, cash flows or financial condition.

     -The Partnership's management agent provides property management and administration of the Partnership. The management agent has represented to the Partnership that all of the computer systems, hardware and software, used in providing these services are Year 2000 compliant.

To date there has been no indication that any significant Year 2000 issues must be resolved. We currently have not formalized a contingency plan in the event that we or a significant third-party supplier do not resolve any material Year 2000 issues that may arise. We will review our status on a quarterly basis to determine if such a plan is necessary.

Various of our disclosures and announcements concerning our Year 2000 programs are intended to constitute "Year 2000 Readiness Disclosures" as defined in the recently enacted Year 2000 Information and Readiness Disclosure Act. The Act provides added protection from liability for certain public and private statements concerning an entity's Year 2000 readiness and the Year 2000 readiness of its products and services. The Act also potentially provides added protection from liability for certain types of Year 2000 disclosures made after January 1, 1996, and before the date of enactment of the Act.

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement will require the recognition of all derivatives on an entity's balance sheet at fair value. We do not anticipate that the adoption of this Statement will have a material impact on our results of operations or financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The assets of Plaza West shopping center collateralize the Partnership's sole note payable. This loan matured in August 1998 but has been extended to July 1999. Principal and interest at 9.25% are payable in monthly installments of $28,588. The recorded value of this financial instrument approximates fair value.

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

BIC, the general partner, was formed in June 1985 to engage in the business of real estate investment. B. Mayo Boddie and Nicholas B. Boddie own all of the outstanding shares of capital stock of BIC and are its only directors. Biographical information concerning the officers of BIC is set forth below.

B. Mayo Boddie, age 69, President of BIC, together with his brother, Nicholas B. Boddie, and their late uncle, Carleton Noell, founded Boddie-Noell Enterprises, Inc. ("Enterprises") in 1961. Enterprises, which is headquartered in Rocky Mount, North Carolina, is the largest privately owned, and the second largest, franchisee of Hardee's Restaurants in the United States. Enterprises owns and operates approximately 365 Hardee's Restaurants. B. Mayo Boddie is chairman of the board of Enterprises. Mr. Boddie serves as a director of First Union National Bank of North Carolina. He attended the University of North Carolina at Chapel Hill.

Nicholas B. Boddie, age 71, a Vice President of BIC, is vice chairman and a director of Enterprises. He is a director of First Union National Bank of Rocky Mount. Mr. Boddie attended the University of North Carolina at Chapel Hill.

Douglas E. Anderson, age 51, a Vice President and Secretary of BIC, has been with Enterprises since 1977 and is currently executive vice president, secretary and a director of that company. Mr. Anderson is also president of BNE Land and Development Company, a division of Enterprises, and is Vice President of Boddie-Noell Properties, Inc., a real estate investment trust traded on the American Stock Exchange. He serves as a director of Wachovia Bank of Rocky Mount, North Carolina. He presently serves on the Executive Committee for the UNC Educational Foundation at Chapel Hill. Mr. Anderson holds a BS degree from the University of North Carolina at Chapel Hill.

W. Craig Worthy, age 46, Treasurer of BIC, has been with Enterprises since 1979 and is currently senior vice president and chief financial officer of that company. He serves as a director of First Union National Bank of Rocky Mount, North Carolina. He received a BA degree from the University of Virginia in 1974 and a Master of Accountancy and of Business Administration from the University of South Carolina.

ITEM 11.  EXECUTIVE COMPENSATION

During the year ended December 31, 1998, the Partnership paid no compensation to the general partner or to the executive officers, directors or partners of its affiliates.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 There are no BAC owners with a 5 percent or greater ownership interest.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The general partner of the Partnership is BIC, a North Carolina corporation. See
Item 10, Directors and Executive Officers of the Registrant, for information concerning BIC.

BNP Management, Inc. is engaged by the Partnership to provide management and certain leasing services for its shopping centers. Certain officers and directors of BIC are also officers and directors of BNP Management, Inc. Management and partnership administration fees totaling approximately $52,000 were paid to BNP Management, Inc. during 1998. In addition, the Partnership reimbursed BNP Management, Inc. for certain administrative costs in the amount of approximately $10,500.

The general partner, subject to audit by independent public accountants, maintains the books and records of the Partnership. Purchasers of BACs have no right to participate in the management of the Partnership. It is not intended that there will be annual meetings of investors.

The Partnership relies on BIC and BNP Management, Inc. for day-to-day management. BIC and BNP Management, Inc. believe they have sufficient personnel to be fully capable of discharging their responsibility to all partnerships or groups to which they are responsible. BIC and BNP Management, Inc. have conflicts of interest in allocating management time, services and other functions among affiliated publicly held and privately held entities and other partnerships or ventures that they may organize. The partners, officers, and directors of BIC and BNP Management, Inc. will devote only such time to the affairs of the Partnership as they, within their sole discretion exercised in good faith, determine to be necessary to carry out their obligations under the Partnership Agreement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. and 2. Financial Statements and Schedules

The financial statements and schedules listed below are filed as part of this Annual Report on the pages indicated.

                          INDEX TO FINANCIAL STATEMENTS


                                                                                              PAGE
Financial Statements and Notes:
   Report of Independent Auditors                                                              12
   Statement of Net Liabilities in Liquidation as of December 31, 1998 and
    Balance Sheet as of December 31, 1997                                                      13
   Statement of Operations in Liquidation for the Year Ended December 31, 1998
    and Statements of Operations for the Years Ended December 31,1997 and 1996                 14
   Statement of Changes in Net Liabilities in Liquidation for the Year Ended
    December 31, 1998 and Statements of Partners' Deficit for the Years Ended
    December 31,1997 and 1996                                                                  15
   Statement of Cash Flows in  Liquidation  for the Year Ended December 31, 1998
     and Statements of Cash Flows for the Years Ended December 31, 1997 and 1996               16
   Notes to Financial Statements                                                               17
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

Exhibit No.

     27      Financial Data Schedule (electronic filing)

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


                                             RETAIL EQUITY PARTNERS
                                             LIMITED PARTNERSHIP
                                             (Registrant)

                                             By:   Boddie Investment Company
                                                   General Partner




April 15, 1999                                    /s/ Philip S. Payne
                                             ----------------------------------
                                             Philip S. Payne
                                             (Duly authorized agent)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





     /s/ B. Mayo Boddie            Director                 April 15, 1999
---------------------------------
B. Mayo Boddie





     /s/ Nicholas B. Boddie        Director                 April 15, 1999
---------------------------------
Nicholas B. Boddie

                         Report of Independent Auditors


To the Partners of
   Retail Equity Partners Limited Partnership


We have audited the accompanying statement of net liabilities in liquidation of Retail Equity Partners Limited Partnership as of December 31, 1998, and the related statement of operations in liquidation, changes in net liabilities in liquidation and cash flows in liquidation for the year then ended. In addition, we have audited the accompanying balance sheet of Retail Equity Partners Limited Partnership as of December 31, 1997, and the related statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

As discussed in Note 1 to the financial statements, the partners of Retail Equity Partners Limited Partnership approved, subject to certain conditions, the sale of the Partnership's assets and the liquidation of the Partnership. As a result, the Partnership has changed its basis of accounting from the going-concern basis to the liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net liabilities in liquidation of Retail Equity Partners Limited Partnership as of December 31, 1998, and the related statements of operations in liquidation, changes in net liabilities in liquidation and cash flows in liquidation for the year then ended and the financial position of Retail Equity Partners Limited Partnership as of December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                       /s/ Ernst & Young LLP

Raleigh,  North Carolina
February 12, 1999, except for Notes 1 and 7
as to which the date is April 9, 1999

                   Retail Equity Partners Limited Partnership

     Statement of Net Liabilities in Liquidation as of December 31, 1998 and
                     Balance Sheet as of December 31, 1997




                                                                                         December 31
                                                                                  1998                1997
                                                                            ------------------ -------------------
Assets
Cash and cash equivalents                                                       $   112,719        $    76,863
Restricted cash - tenant security deposits                                           20,616             22,243
Accounts receivable                                                                  12,150             51,621
Prepaids and other assets                                                            28,160             30,154
Deferred cost, net of amortization of $182,142 in 1997                                    -              9,800
Property held for sale                                                            3,540,500          6,157,542
                                                                            ------------------ -------------------
Total assets                                                                    $ 3,714,145        $ 6,348,223
                                                                            ================== ===================

Liabilities and partners' deficit
Mortgage loans payable                                                          $ 3,326,672        $ 6,812,467
Deferred gain on real estate assets                                                 674,541                  -
Reserve for estimated costs during the period
  of liquidation                                                                     50,000                  -
Trade accounts payable and accrued expenses                                          36,397             52,522
Prepaid rents and tenant security deposits                                           17,053             19,949
                                                                            ------------------ -------------------
Total liabilities                                                                 4,104,663          6,884,938

Partners' deficit:
   Limited partners                                                                       -           (468,604)
   General partner                                                                        -            (68,111)
                                                                            ------------------ -------------------
Total partners' deficit                                                                   -           (536,715)
                                                                            ------------------ -------------------
Total liabilities and partners' deficit                                         $ 4,104,663        $ 6,348,223
                                                                            ================== ===================

Net liabilities in liquidation                                                  $  (390,518)
                                                                            ==================



See accompanying notes.

                   Retail Equity Partners Limited Partnership

   Statement of Operations in Liquidation for the Year Ended December 31, 1998 and Statements of Operations for the Year Ended December 31, 1997 and 1996

                                                                              Year ended December 31
                                                                     1998               1997               1996
                                                              ------------------- ------------------ ------------------
Revenue:
   Rental revenue                                                 $   911,028         $ 1,032,474      $ 1,095,417
   Interest                                                            10,926               9,205           12,934
   Gain on sale of Cape Henry Shopping Center                         515,401                   -                -
                                                              ------------------- ------------------ ------------------
                                                                    1,437,355           1,041,679        1,108,351
Expenses:
   Property operations                                                 81,624              91,533          153,514
   General and administrative                                          85,028              39,226           31,841
   Property taxes and insurance                                        87,140              98,482          101,743
   Management fees                                                     52,416              55,302           58,682
   Depreciation                                                             -             181,610          177,400
   Amortization                                                         9,800              19,194           20,782
   Interest                                                           568,774             632,832          696,171
   Provision for loss on sale of New Market Square Shopping
     Center                                                                 -                   -          (11,457)
                                                              ------------------- ------------------ ------------------
                                                                      884,782           1,118,179        1,228,676
                                                              ------------------- ------------------ ------------------

Income (loss) before extraordinary item                               552,573             (76,500)        (120,325)
Extraordinary item - loss on extinguishment of debt                         -                   -          (30,163)
                                                              ------------------- ------------------ ------------------
Net income (loss)                                                 $   552,573         $   (76,500)     $  (150,488)
                                                                                  ================== ==================

Deficiency in assets, beginning of year                              (536,715)
Liquidating activities:
  Adjustment to liquidation basis                                     (50,000)
  Distributions to limited partners                                  (356,376)
                                                              -------------------
Net liabilities in liquidation                                    $  (390,518)
                                                              ===================

Net income (loss) allocated to limited partners (99%)             $   547,047         $   (75,735)     $  (148,983)
                                                              =================== ================== ==================
Net income (loss) allocated to general partner (1%)               $     5,526         $      (765)     $    (1,505)
                                                              =================== ================== ==================
Net income (loss) per limited partnership unit                    $      1.64         $     (0.23)     $     (0.45)
                                                              =================== ================== ==================

Weighted average number of limited partnership units
   outstanding                                                        333,577             333,577          333,577
                                                              =================== ================== ==================

See accompanying notes.

                   Retail Equity Partners Limited Partnership

    Statement of Changes in Net Liabilities in Liquidation for the Year Ended December 31, 1998 and Statements of Partners' Deficit for the Years Ended
                           December 31, 1997 and 1996


                                                                 Limited             General
                                                                 Partners            Partner             Total
                                                            ------------------- ------------------ ------------------
Balance at December 31, 1995                                   $     54,099        $  (65,841)         $   (11,742)
   Distribution to limited partners                                (297,985)                -             (297,985)
   Net loss                                                        (148,983)           (1,505)            (150,488)
                                                            ------------------- ------------------ ------------------
Balance at December 31, 1996                                       (392,869)          (67,346)            (460,215)
   Net loss                                                         (75,735)             (765)             (76,500)
                                                            ------------------- ------------------ ------------------
Balance at December 31, 1997                                       (468,604)          (68,111)            (536,715)
   Distribution to limited partners                                (356,376)                -             (356,376)
   Net income                                                       547,047             5,526              552,573
   Adjustment to liquidation basis                                  (49,500)             (500)             (50,000)
                                                            ------------------- ------------------ ------------------
Net Liabilities in Liquidation at December 31, 1998            $   (327,433)       $  (63,085)         $  (390,518)
                                                            =================== ================== ==================





See accompanying notes.

                                    Retail Equity Partners Limited Partnership

 Statement of Cash Flows in Liquidation for the Year Ended December 31, 1998 and
    Statements of Cash Flows for the Years Ended December 31, 1997 and 1996

                                                                                    Year ending December 31
                                                                         1998               1997                1996
                                                                   ----------------- ------------------- -------------------
Operating activities
Net income (loss)                                                    $   552,573        $  (76,500)        $   (150,488)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                         9,800           200,804              198,182
     Gain on sale of Cape Henry Shopping Center                         (515,401)                -                    -
     Adjustment to liquidation basis                                     (50,000)                -                    -
     Extraordinary item - loss on early extinguishment of debt                 -                 -               30,163
     Provision for loss on sale of New Market Square                           -                 -              (11,457)
     Changes in operating assets and liabilities:
     Accounts receivable                                                  39,471            12,304               49,215
     Prepaids and other assets                                             1,994            (1,529)               7,468
       Reserve for estimated costs during the period
       of liquidation                                                     50,000                 -                    -
     Trade accounts payable and accrued expenses                         (16,125)             (470)             (53,335)
     Prepaid rent and tenant security deposits                            (1,269)             (304)              (3,147)
     Accrued interest due to affiliates                                        -                 -               (1,846)
                                                                   ----------------- ------------------- -------------------
Net cash provided by operating activities                                 71,043           134,305               64,755

Investing activities
Proceeds from sale of shopping centers                                 3,806,984                 -            6,363,400
Additions to shopping center properties                                        -          (114,705)             (25,730)
                                                                   ----------------- ------------------- -------------------
Net cash provided by (used in) investing activities                    3,806,984          (114,705)           6,337,670

Financing activities
Payments of long-term debt                                            (3,485,795)          (62,177)          (5,922,467)
Distributions to limited partners                                       (356,376)                -             (297,985)
Repayments to general partner                                                  -                 -              (79,000)
                                                                   ----------------- ------------------- -------------------
Net cash used in financing activities                                 (3,842,171)          (62,177)          (6,299,452)
                                                                   ----------------- ------------------- -------------------

Net increase (decrease) in cash and cash equivalents                      35,856           (42,577)             102,973
Cash and cash equivalents at beginning of year                            76,863           119,440               16,467
                                                                   ----------------- ------------------- -------------------
Cash and cash equivalents at end of year                             $   112,719        $   76,863         $    119,440
                                                                   ================= =================== ===================


See accompanying notes.

                   Retail Equity Partners Limited Partnership

                          Notes to Financial Statements

                                December 31, 1998


1.  Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Retail Equity Partners Limited Partnership (the "Partnership") is a North Carolina limited partnership originally formed to acquire, hold, operate and manage three neighborhood shopping centers. In 1998 and 1996, respectively, Cape Henry Plaza Shopping Center and New Market Square Shopping Center were sold to unrelated third parties (see Note 5). The financial statements include the operating activities of these properties through their sale dates.

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

Sale of Partnership Property and Plan of Liquidation - In June 1998, a plan to sell the Partnership's properties was approved by the partners. Cape Henry Plaza was sold to an unrelated third party on September 29, 1998 (see Note 5). The Partnership has entered into a contract for sale of the Plaza West property (see
Note 7). Consummation of the sale will result in the dissolution of the Partnership and require the General Partner to liquidate the Partnership and distribute the proceeds therefrom to the limited partners. There is no assurance that the sale will be consummated since the closing is conditioned upon contigencies beyond the control of the Registrant. If the sales goes through, it will result in the dissolution of the Registrant.

As a result of the partners approval to sell the properties and liquidate the Partnership, the Partnership's financial statements as of December 31, 1998, and for the year then ended have been prepared on a liquidation basis. Accordingly, assets have been valued at estimated net realizable value and liabilities include estimated costs associated with carrying out the plan of liquidation. Adjustments to convert from the going-concern (historical cost) basis to the liquidation basis of accounting are as follows:

      Increase to reflect net realizable value of property held for sale                 $     674,541
      Deferral of gain on increase in net realizable value of property held for sale          (674,541)
      Estimated liabilities associated with the liquidation of the Partnership                 (50,000)
                                                                                         ---------------
      Net decrease in net assets                                                         $     (50,000)
                                                                                         ===============

The accompanying 1997 and 1996 financial statements have been prepared on a going concern (historical cost) basis.

Rental Revenue and Expenses

Rental revenue is derived from the leasing of shopping center space and from a ground lease for an out-parcel. Fixed rental amounts are recorded as they accrue under the terms of each lease. Contingent rents based on tenants' sales or future changes in the Consumer Price Index are recorded at the time such amounts are both determinable and due under the terms of related leases. There was no contingent rental income earned in 1998, 1997 or 1996. The shopping centers are leased subject to net leases. Tenants reimburse the Partnership for common area maintenance and certain other expenses incurred.

Property

In December 1997, all real estate investments were reclassified as property held for sale. Property held for sale is stated at the lower of cost or fair value, and no depreciation is charged. Prior to that date, all property to be held and used was stated at cost. Buildings were depreciated on a straight-line basis over the estimated useful life of 33 years. Capitalized building improvements and personal property were depreciated using an accelerated method over 15 years and 7 years, respectively. Repairs and maintenance costs are expensed as incurred.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Deferred Costs

Financing costs were capitalized and amortized over the term of the related mortgages.

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

Notes Payable: The fair value of the Partnership's fixed rate mortgage notes is estimated using discounted cash flow analysis based on estimated incremental borrowing rates. The carrying amounts of the Partnership's borrowings under notes payable approximate fair value at December 31, 1998.

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

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement will require the recognition of all derivatives on an entity's balance sheet at fair value. We do not anticipate that the adoption of this Statement will have a material impact on our results of operations or financial position.

2. Property Held for Sale

In 1997, the Partnership transferred all investments in shopping centers to property held for sale (see Note 6). Property held for sale includes the following:

                                                                  Approximate
                                                                  Square Feet
Shopping Center Name                Location                      Rental Space
------------------------------- ----------------------------- -----------------

Cape Henry Plaza *               Virginia Beach, Virginia             50,000
Plaza West                       Raleigh, North Carolina              63,800
*Sold September, 1998

Approximately 35 percent of rental revenue at each of these properties was derived from a single anchor tenant. At Plaza West, the lease with this anchor tenant extends to 2006. Annual base rental income from this anchor tenant was approximately $143,000 in 1998, 1997 and 1996. Base rental income from the Cape Henry Plaza anchor tenant was $134,000 in 1998 and $180,000 in 1997 and 1996.

Minimum future rentals on noncancelable operating leases at Plaza West, excluding reimbursement of operating expenses and contingent rent, in effect as of December 31, 1998, are as follows:

       1999                                     $     426,000
       2000                                           426,000
       2001                                           327,000
       2002                                           159,000
       2003                                           153,000
       Thereafter                                     348,000
                                            ---------------------
                                                $   1,839,000
                                            =====================

3.  Mortgage Loans Payable

Mortgage loans payable at December 31 consist of the following:

                                                                                      1998               1997
                                                                                ------------------ ------------------
Mortgage loan payable to a financial institution, collateralized by
   Plaza West assets; principal and interest at 9.25% payable in monthly installments of $28,588. This loan matured in August 1998
   but has been extended to July 1999.                                             $ 3,326,672        $ 3,360,302



Mortgage loan payable to a financial institution, collateralized by
   Cape Henry Plaza assets; principal and interest at 9.25% payable in monthly installments of $29,370. This loan was retired in
   September 1998.                                                                           -          3,452,165
                                                                                ------------------ ------------------
                                                                                   $ 3,326,672        $ 6,812,467
                                                                                ================== ==================

Interest payments totaled approximately $595,400, $633,300, and $742,400, in 1998, 1997, and 1996, respectively.

4. Transactions with Affiliates

The general partner in the Partnership is Boddie Investment Company ("BIC"). BNP Management, Inc. serves as management agent of the rental property and Partnership matters. Certain officers of BIC are also officers of BNP Management, Inc.

The Partnership is charged a property management fee of 3 percent of gross collections, as defined. The Partnership is also charged a monthly partnership administration fee of $2,000. In addition, the management agent allocates certain costs to the Partnership totaling $10,500 in 1998 and $12,000 in 1997 and 1996. Operating expenses paid on behalf of the Partnership are reimbursed on a monthly basis.

5. Cape Henry Plaza and New Market Square

Cape Henry Plaza was sold to an unrelated third party on September 29, 1998, for a contract price of $3,900,000. Direct costs of the sale totaled approximately $93,000. New Market Square Shopping Center was sold to an unrelated third party on February 8, 1996, for a contract price of $6,558,000. Direct costs of this sale totaled approximately $214,000.

Proceeds from the sales were used to pay off the mortgage loans secured by the assets of the shopping centers. The Partnership also recorded an extraordinary loss of $30,163 in 1996 consisting of the write-off of deferred financing costs related to the New Market Square mortgage loan.

Results of operations of these shopping centers were as follows:

                                                                       1998               1997              1996
                                                                 ------------------ ----------------- ----------------
Revenue:
   Rental revenue                                                     $  400,598        $  521,633         $  602,051
   Interest                                                                    -              (178)             4,407
                                                                 ------------------ ----------------- ----------------
                                                                         400,598           521,455            606,458

Expenses:
   Property operations                                                    39,137            49,382             71,981
   General and administrative                                              7,512            11,270              7,999
   Property taxes and insurance                                           42,167            53,535             57,452
   Management fees                                                        13,004            15,824             19,910
   Depreciation                                                                -            98,243             98,720
   Amortization                                                            5,167            10,107             11,695
   Interest                                                              245,935           320,683            381,300
   Provision for loss on sale of
      New Market Square Shopping Center                                        -                 -            (11,457)
                                                                 ------------------ ----------------- ----------------
                                                                         352,922           559,044            637,600
                                                                 ------------------ ----------------- ----------------
Income (loss) before extraordinary item                                   47,676           (37,589)           (31,142)
Extraordinary item - loss on extinguishment of debt                            -                 -            (30,163)
                                                                 ------------------ ----------------- ----------------

Net income (loss)                                                     $   47,676        $  (37,589)        $  (61,305)
                                                                 ================== ================= ================

6.  Plaza West

A contract for sale of the Plaza West shopping center was entered into and failed during 1998. Costs of approximately $30,000 related to this failed contract have been included in general and administrative expense.

Environmental tests completed in November 1998 at the Plaza West site revealed a small amount of dry cleaning fluid in the soil immediately adjacent to the dry cleaning facility on that site. No off-site contamination of soil or water was found. The recommendation of environmental engineers is that remediation be natural attenuation (this means continue to monitor the contamination and allow the problem to resolve over time). The Partnership has notified all appropriate regulatory agencies and the dry cleaning establishment involved. The Partnership is currently pursuing a claim to hold the dry cleaner responsible for remediation.

The Partnership estimates the cost of natural attenuation to be approximately $80,000. If corrective remediation becomes necessary, the estimated cost of such remediation is approximately $250,000. This environmental liability will be assumed by the buyer under the terms of the contract for sale of Plaza West (see
Note 7).

7.  Subsequent Event

On April 9, 1999, the general partner agreed to a contract for sale of Plaza West to an unaffiliated third party under which the buyer will take the property subject to the environmental issue discussed in Note 6. The anticipated contract price exceeds the recorded value and mortgage loan related to the property. The sales contract provides for a sale price of $3,650,000. Because the transaction is not closed at this time the amount of the gain that may ultimately be realized of approximately $675,000, which is net of sales costs of approximately $109,500, is included as a deferred gain as an adjustment in liquidation at December 31, 1998.

RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
Schedule III - Real Estate and
Accumulated Depreciation
Year Ended December 31, 1998



            Description           Encumb.                       Initial Costs                Costs
           -------------         --------                      ---------------            Capitalized
                                                                         Buildings &       Subsequent
                                                           Land          Improvem'ts     to Acquisition
Plaza West Shopping Center,
   Raleigh, NC                    $3,326,672            $1,422,557        $3,307,336          $874,398  (1)
                               ==================================================================================






            Description                       Gross Amount at Which
           -------------                   Carried at Close of Period
                                          ----------------------------
                                                   Buildings &                      Accumulated     Date of       Date        Life
                                      Land         Improvem'ts         Total        Depreciation    Constr.     Acquired    (Years)
Plaza West Shopping Center,
   Raleigh, NC                       $1,072,779       $3,348,736      $4,421,515       $881,016       1986        May-88       33
                               ===================================================================




                                                       Years ended December 31,
                                          1998                   1997             1996
                                     ---------------------------------------------------------
Real estate investments:
Balance at beginning of year             $8,036,901              $7,922,196       $16,407,921
Additions during year
  Acquisitions by merger                          -                       -                 -
  Other acquisitions                              -                       -                 -
  Improvements, etc.                        674,541  (1)            114,705            25,730
Deductions during year
  Cost of real estate sold               (4,289,927)                      -        (8,511,455)
                                     ---------------------------------------------------------
Balance at close of year                 $4,421,515              $8,036,901        $7,922,196
                                     =========================================================


Accumulated depreciation:
Balance at beginning of year             $1,879,359              $1,697,749        $3,668,274
Reserve for depreciation                          -                 181,610           177,400
Reserve for write-down to
  estimated net realizable value                  -                       -            18,706
Deductions during year
  Accumulated depreciation on
  real estate sold                         (998,343)                      -        (2,166,631)
                                     ---------------------------------------------------------
Balance at close of year                   $881,016              $1,879,359        $1,697,749
                                     =========================================================

(1) Amount includes a write-up of $674,541 for Plaza West to reflect the minimum recoverable value to the Partnership.
Notes: In 1993 the Partnership recorded a writedown to net realizable value of $1,182,776 for Plaza West. Cape Henry Plaza Shopping Center was sold to an unrelated party effective September 1998. Aggregate cost at December 31, 1998, for Federal income tax purposes was $6.1 million.

                               INDEX TO EXHIBITS


Exhibit No.                                                     Page

27      Financial Data Schedule (electronic filing)               -