Form 10-Q
period 1999-03-31
RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
filed 1999-05-13
CIK 818021

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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





                                          Total number of pages:  11

                                TABLE OF CONTENTS


Item No.                                                                Page No.

          PART I - Financial Information
   1      Financial Statements                                              3
   2      Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         8
   3      Quantitative and Qualitative Disclosures About Market Risk
                                                                           11

          PART II - Other Information
   6      Exhibits and Reports on Form 8-K                                 11

                         PART I - Financial Information

Item 1. Financial Statements.

RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
Statements of Net Liabilities in Liquidation

                                                                           March 31          December 31
                                                                             1999               1998
                                                                       ------------------ ------------------
                                                                          (Unaudited)
Assets
Cash and cash equivalents                                                   $   107,874        $   112,719
Restricted cash - tenant security deposits                                       20,714             20,616
Accounts receivable, net                                                          7,652             12,150
Prepaids and other assets                                                        39,170             28,160
Property held for sale                                                        2,865,958          3,540,500
                                                                       ------------------ ------------------
         Total assets                                                       $ 3,041,368        $ 3,714,145
                                                                       ================== ==================

Liabilities
Deed of trust loans payable                                                 $ 3,317,769        $ 3,326,672
Deferred gain on real estate assets                                                   -            674,541
Trade accounts payable and accrued expenses                                      37,403             36,397
Prepaid rents and tenant security deposits                                       17,053             17,053
Reserve for estimated costs during period of liquidation                         50,000             50,000
Contingent liability - environmental clean-up                                   250,000                  -
                                                                       ------------------ ------------------
      Total liabilities                                                     $ 3,672,225        $ 4,104,663
                                                                       ================== ==================

Net liabilities in liquidation                                              $  (630,857)       $  (390,518)
                                                                       ================== ==================


RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
Statement of Operations in Liquidation for the Three Months Ended March 31, 1999 and Statement of Operations for the Three Months Ended March 31, 1998 (Unaudited)

                                                   Three months ended
                                                        March 31
                                                  1999             1998
                                            ----------------- ----------------

Revenues
Rental revenue                                    $ 128,556          $257,331
Interest and other income                             3,710             1,431
                                            ----------------- ----------------
                                                    132,266           258,762

Expenses
Property operations                                   9,772            22,671
General and administrative                            6,481             8,761
Property taxes and insurance                         11,204            26,142
Management fees                                       9,990            13,969
Amortization                                              -             4,803
Interest                                             85,158           157,412
Provision for environmental
   clean-up costs                                   250,000                 -
                                            ----------------- ----------------
                                                    372,605           233,758
                                            ----------------- ----------------
Net income (loss)                                  (240,339)         $ 25,004
                                                              ================
Deficiency in assets,
   beginning of year                               (390,518)
                                            -----------------
Net liabilities in liquidation                    $(630,857)
                                            =================


Allocation of
   net income (loss):
   Limited partners (99%)                         $(237,936)         $ 24,754
                                            ================= ================
   General partner (1%)                           $  (2,403)         $    250
                                            ================= ================

Net income (loss) per
   limited partnership unit                       $   (0.71)         $   0.07
                                            ================= ================

Weighted average number of
   limited partnership units
   outstanding                                      333,577           333,577
                                            ================= ================

RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
Statement of Changes in Net Liabilities in Liquidation
(Unaudited)

                                                                 Limited         General
                                                                 Partners        Partner          Total
                                                              --------------- --------------- ---------------
Net liabilities in liquidation at December 31, 1998               $(327,433)       $(63,085)      $(390,518)
Net loss                                                           (237,936)         (2,403)       (240,339
                                                              --------------- --------------- ---------------
Net liabilities in liquidation at March 31, 1999                  $(565,369)       $(65,488)      $(630,857)
                                                              =============== =============== ===============

RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
Statements of Cash Flows
(Unaudited)

                                                                                 Three months ended
                                                                                      March 31
                                                                                1999             1998
                                                                          ----------------- ----------------
Operating activities:
Net income (loss)                                                               $(240,339)        $  25,004
Adjustments to reconcile net income (loss) to
   net cash provided by operations:
   Provision for environmental clean-up costs                                     250,000                 -
   Amortization                                                                         -             4,803
   Changes in operating assets and liabilities:
      Rent and other receivables                                                    4,498             9,620
      Prepaid expenses and other assets                                           (11,009)          (22,371)
      Accounts payable and accrued expenses                                         1,006            25,296
      Security deposits and deferred revenue                                          (98)             (832)
                                                                          ----------------- ----------------
Net cash provided by operating activities                                           4,058            41,520

Financing activities:
Principal payments on notes payable                                                (8,903)          (16,461)
                                                                          ----------------- ----------------

Increase (decrease) in cash and cash equivalents                                   (4,845)           25,059
Cash and cash equivalents at beginning of period                                  112,719            76,863
                                                                          ----------------- ----------------

Cash and cash equivalents at end of period                                      $ 107,874         $ 101,922
                                                                          ================= ================

RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
Notes to Financial Statements - March 31, 1999
(Unaudited)

Note 1.  Interim financial statements

Our independent accountants have not audited the accompanying financial statements of Retail Equity Partners Limited Partnership (the "Partnership"), except for the statement of net liabilities in liquidation at December 31, 1998. We derived the amounts in the statement of net liabilities in liquidation at December 31, 1998, from the financial statements included in our 1998 Annual Report on Form 10-K. We believe that all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

We have condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. You should read these financial statements in conjunction with our 1998 Annual Report on Form 10-K.

Note 2.  Cape Henry Plaza Shopping Center

The Cape Henry Plaza Shopping Center property was sold to an unrelated third party in September 1998. The statement of operations for the three months ended March 31, 1998, includes the operations of Cape Henry Plaza.
Results of operations of Cape Henry Plaza for this period were as follows:

Rental revenue                                                  $130,854

Property operations, taxes and insurance                          26,314
General and administrative                                         1,834
Management fees                                                    4,149
Amortization                                                       2,529
Interest                                                          79,767
                                                       --------------------
                                                                 114,593
                                                       --------------------
                                                                $ 16,261
                                                       ====================

Note 3.  Plaza West Shopping Center

In April 1999, the general partner entered into a contract for sale of Plaza West Shopping Center that subsequently failed. A deferred gain on this anticipated sale was recorded at December 31, 1998, and was reversed as of March 31, 1999. The Partnership has recorded a contingent liability for possible costs of remediation of soil contamination immediately adjacent to a dry cleaning facility at Plaza West Shopping Center.

 The Partnership's deed of trust loan secured by Plaza West has been extended to July 1999. The general partner can offer no assurance that, at that date, additional extensions or replacement financing will be obtainable. Assuming that a sale of Plaza West is completed by June 1999, the general partner intends to liquidate the Partnership by the end of 1999. If the Partnership is not able to obtain an additional extension of its loan maturity, it will be unable to continue its normal operations, and will be required to file bankruptcy.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion contains forward-looking statements within the meaning of federal securities law. You can identify such statements by the use of forward-looking terminology, such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other "forward-looking" information. Although we believe that our plans, intentions, and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve our plans, intentions or expectations. Such statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors identified in our Annual Report on Form 10-K for the year ending December 31, 1998. You should read the following discussion in conjunction with the financial statements and notes thereto included in this Quarterly Report and our Annual Report on Form 10-K.

Partnership Profile

      Retail Equity Partners Limited Partnership is a North Carolina limited partnership formed in 1987 to acquire, hold, operate and manage three neighborhood shopping centers. In February 1996, one of the shopping centers was sold to an unrelated party.

      In January 1998, the two remaining shopping center properties were listed for sale. In June 1998, the partners approved a plan to sell the Partnership's properties and subsequently liquidate the Partnership. In September 1998, Cape Henry Plaza Shopping Center was sold to an unrelated party.

      The Partnership received aggregate subscription funds of $6,671,543 for 333,577 beneficial assignment certificates ("BACs") from approximately 480 investors. There is currently no established public trading market for the BACs. We are not aware of any secondary market for the Partnership's securities. There is currently no established fair market value for the BACs.

Results of Operations

      The statement of operations for the three months ended March 31, 1998, includes the operations of Cape Henry Plaza Shopping Center.

      Summary operating results of Plaza West Shopping Center are as follows:

                                                      Three months ended
                                                           March 31
                                                     1999           1998
                                                 -------------- --------------

Revenues                                              $128,556       $126,477

Property operations, taxes and insurance                20,976         22,499
General and administrative                               6,481          6,927
Management fees                                          9,990          9,820

                                                      Three months ended
                                                           March 31
                                                     1999           1998
                                                 -------------- --------------

Amortization                                                 -          2,274
Interest                                                85,158         77,645
                                                 -------------- --------------
   Total operating expenses                            122,605        119,165
                                                 -------------- --------------
                                                       $ 5,951        $ 7,312
                                                 ============== ==============

      Operating revenues and expenses were generally consistent in the first quarter of 1999 compared to the first quarter of 1998. For the first quarter of 1999, interest expense includes approximately $8,000 extension fees.

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

      In April 1999, the general partner entered into a contract for sale of Plaza West Shopping Center that subsequently failed. A deferred gain on this anticipated sale was recorded at December 31, 1998, and was reversed as of March 31, 1999.

      The Partnership has recorded a contingent liability for possible costs of remediation of soil contamination at Plaza West Shopping Center. Environmental tests completed in November 1998 indicated that contamination is limited to the soil immediately around the dry cleaner. No off-site contamination of soil or water was found. We have notified all appropriate regulatory agencies, and we are currently pursuing a claim to hold the dry cleaner responsible for remediation. Environmental engineers estimated the cost of remediation at between $80,000 and $250,000.

      The Partnership's deed of trust loan secured by Plaza West has been extended to July 1999. The general partner can offer no assurance that, at that date, additional extensions or replacement financing will be obtainable.

      The Partnership has put Plaza West back on the market for sale. While there have been several indications of interest in the center, to date the Partnership has not received any offers for purchase of the property. There can be no assurance that the Partnership will receive an acceptable offer for the property.

      Assuming that a sale of Plaza West is completed by June 1999, the general partner intends to repay the existing loan and liquidate the Partnership by the end of 1999. If the property has not been sold by the maturity date of the loan and the Partnership is not able to obtain an additional extension of its loan maturity, it will be unable to continue its normal operations, and will be required to file bankruptcy.

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

      We do not believe that the Year 2000 issue will have a material effect on the business of the Partnership, the results of its operations, cash flows or its financial condition. This belief is based on the following:

o Assuming a sale of Plaza West is completed by June 1999, the general partner intends to liquidate the Partnership by the end of 1999.

o The Partnership's sole asset is Plaza West shopping center, a single story "strip" center that does not contain any elevators, escalators or computer controlled mechanical systems. Neither the Partnership nor Plaza West owns or operates any computer systems.

o The Partnership's property management agent has identified other systems, such as telecommunications, security, HVAC, fire and safety systems, for which it is responsible and which may contain embedded technology that could raise Year 2000 issues. Based on the management agent's knowledge of our property and systems and the results of inquiries to the manufacturers and servicing agents of such systems, we do not believe the Year 2000 issue will impact these systems. It is important to note that the leases at Plaza West make the tenants responsible for the maintenance of such systems within or servicing their leasehold spaces.

o Certain third-party vendors provide services to the Partnership or its property. These vendors include suppliers of building-related products and services (landscaping and trash removal), utilities and banking. Based on our management agent's inquiries of utility providers, significant vendors and service providers, and bank, we do not believe the Year 2000 issue will have a material impact on the Partnership's operating results, cash flows or financial condition.

o The Partnership's management agent provides property management and administration of the Partnership. The management agent has represented to the Partnership that all of the computer systems, hardware and software, used in providing these services are Year 2000 compliant.

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

Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement will require the recognition of all derivatives on an entity's balance sheet at fair value. We do not anticipate that the adoption of this Statement will have a material impact on the Partnership's results of operations or financial position.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      There have been no material changes in information that would be provided under Item 305 of Regulation S-K since December 31, 1998.


                           PART II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

a)   Exhibits

     Exhibit 27         Financial data schedule (electronic filing)

b)   None


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

                                    RETAIL EQUITY PARTNERS
                                    LIMITED PARTNERSHIP
                                    (Registrant)

                                    By:  Boddie Investment Company
                                         General Partner




May 13, 1999                         /s/ Philip S. Payne
                                    ----------------------------------------
                                    Philip S. Payne
                                    (Duly authorized officer)