Form 10-Q
period 1999-06-30
RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
filed 1999-08-16
CIK 818021

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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





                                               Total number of pages:  12

                                TABLE OF CONTENTS


 Item No.                                                              Page No.

              PART I - Financial Information
     1        Financial Statements                                          3
     2        Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 9
     3        Quantitative and Qualitative Disclosures About
              Market Risk                                                  12

              PART II - Other Information
     6        Exhibits and Reports on Form 8-K                             12

                         PART I - Financial Information

Item 1. Financial Statements.

RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
Statements of Net Liabilities in Liquidation

                                                                            June 30          December 31
                                                                             1999               1998
                                                                       ------------------ ------------------
                                                                          (Unaudited)
Assets
Cash and cash equivalents                                                    $   77,274         $  112,719
Restricted cash - tenant security deposits                                       20,817             20,616
Accounts receivable, net                                                          6,242             12,150
Prepaids and other assets                                                        49,999             28,160
Property held for sale                                                        2,870,082          3,540,500
                                                                       ------------------ ------------------
   Total assets                                                              $3,024,414         $3,714,145
                                                                       ================== ==================

Liabilities
Deed of trust loans payable                                                  $3,308,657         $3,326,672
Deferred gain on real estate assets                                                   -            674,541
Trade accounts payable and accrued expenses                                      51,000             36,397
Prepaid rents and tenant security deposits                                       17,053             17,053
Reserve for estimated costs during period of liquidation                         50,000             50,000
Contingent liability - environmental clean-up                                   250,000                  -
                                                                       ------------------ ------------------
   Total liabilities                                                         $3,676,710         $4,104,663
                                                                       ================== ==================

Net liabilities in liquidation                                               $ (652,296)        $ (390,518)
                                                                       ================== ==================

RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
Statements of Operations in Liquidation for the Three and Six Months Ended June 30, 1999, and Statements of Operations for the Three and Six Months
Ended June 30, 1998
(Unaudited)

                                              Three months ended                  Six months ended
                                                    June 30                            June 30
                                             1999             1998              1999             1998
                                       ----------------- ---------------- ----------------- ----------------
Revenues
Rental revenue                               $ 128,438          $252,707        $ 256,994          $510,038
Interest and other income                        1,268             2,002            4,978             3,433
                                       ----------------- ---------------- ----------------- ----------------
                                               129,706           254,709          261,972           513,471

Expenses
Property operations                             12,971            16,227           22,743            38,898
General and administrative                      32,112            23,974           38,593            32,735
Property taxes and insurance                    11,229            25,311           22,433            51,453
Management fees                                  9,893            14,255           19,883            28,224
Amortization                                         -             4,803                -             9,606
Interest                                        84,940           157,029          170,098           314,441
Provision for environmental
   clean-up costs                                    -                 -          250,000                 -
                                       ----------------- ---------------- ----------------- ----------------
                                               151,145           241,599          523,750           475,357
                                       ----------------- ---------------- ----------------- ----------------
Net income (loss)                              (21,439)         $ 13,110         (261,778)         $ 38,114
                                                         ================                   ================
Deficiency in assets,
   beginning of period                        (630,857)                          (390,518)
                                       -----------------                  -----------------
Net liabilities in liquidation               $(652,296)                         $(652,296)
                                       =================                  =================


Allocation of
   net income (loss):
   Limited partners (99%)                    $ (21,225)         $ 12,979        $(259,160)         $ 37,733
                                       ================= ================ ================= ================
   General partner (1%)                      $    (214)         $    131        $  (2,618)         $    381
                                       ================= ================ ================= ================

Net income (loss) per
   limited partnership unit                  $   (0.06)         $   0.04        $   (0.78)         $   0.11
                                       ================= ================ ================= ================

Weighted average number of
   limited partnership units
   outstanding                                 333,577           333,577          333,577           333,577
                                       ================= ================ ================= ================

RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
Statement of Changes in Net Liabilities in Liquidation
(Unaudited)

                                                                 Limited         General
                                                                 Partners        Partner          Total
                                                              --------------- --------------- ---------------
Net liabilities in liquidation at December 31, 1998               $(327,433)       $(63,085)      $(390,518)
Net loss                                                           (237,936)         (2,403)       (240,339)
                                                              --------------- --------------- ---------------
Net liabilities in liquidation at March 31, 1999                   (565,369)        (65,488)       (630,857)
Net loss                                                            (21,225)           (214)        (21,439)
                                                              --------------- --------------- ---------------
Net liabilities in liquidation at June 30, 1999                   $(586,594)       $(65,702)      $(652,296)
                                                              =============== =============== ===============

RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
Statements of Cash Flows
(Unaudited)

                                                                                  Six months ended
                                                                                       June 30
                                                                                1999             1998
                                                                          ----------------- ----------------
Operating activities:
Net income (loss)                                                               $(261,778)         $ 38,114
Adjustments to reconcile net income (loss) to
   net cash provided by operations:
   Provision for environmental clean-up costs                                     250,000                 -
   Amortization                                                                         -             9,606
   Changes in operating assets and liabilities:
      Rent and other receivables                                                    5,908            32,132
      Prepaid expenses and other assets                                           (21,839)          (28,508)
      Accounts payable and accrued expenses                                        14,603            25,493
      Security deposits and deferred revenue                                         (201)             (978)
                                                                          ----------------- ----------------
Net cash provided by operating activities                                         (13,307)           75,859

Investing activities:
Additions to properties                                                            (4,123)                -
                                                                          ----------------- ----------------
                                                                                   (4,123)

Financing activities:
Principal payments on notes payable                                               (18,015)          (33,305)
                                                                          ----------------- ----------------
                                                                                  (18,015)          (33,305)
                                                                          ----------------- ----------------

Increase (decrease) in cash and cash equivalents                                  (35,445)           42,554
Cash and cash equivalents at beginning of period                                  112,719            76,863
                                                                          ----------------- ----------------

Cash and cash equivalents at end of period                                      $  77,274          $119,417
                                                                          ================= ================

RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
Notes to Financial Statements - June 30, 1999
(Unaudited)

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

Note 2.  Cape Henry Plaza Shopping Center

The Cape Henry Plaza Shopping Center property was sold to an unrelated third party in September 1998. The statements of operations for the three and six months ended June 30, 1998, include the operations of Cape Henry Plaza. Results of operations of Cape Henry Plaza for these periods were as follows:

                                                     Three months ended        Six months ended
                                                       June 30, 1998             June 30, 1998
Rental revenue                                                   $128,038                 $258,892

Property operations, taxes and insurance                           21,931                   48,244
General and administrative                                          3,932                    5,766
Management fees                                                     4,428                    8,577
Amortization                                                        2,529                    5,058
Interest                                                           79,573                  159,340
                                                   ------------------------- ------------------------
                                                                  112,393                  226,985
                                                   ------------------------- ------------------------
                                                                 $ 15,645                 $ 31,907
                                                   ========================= ========================

Note 3.  Plaza West Shopping Center

At December 31, 1998, the Partnership had recorded a deferred gain on an anticipated sale of Plaza West Shopping Center. That anticipated sale subsequently failed, and the deferred gain was reversed as of March 31, 1999. The Partnership has recorded a contingent liability for possible costs of remediation of soil contamination immediately adjacent to a dry cleaning facility at Plaza West Shopping Center.

In July 1999, the general partner entered into a contract for sale of Plaza West to a third party, subject to a 45-day period for buyer's due diligence during which the buyer may terminate the contract for any reason. Assuming that a sale of Plaza West is completed by mid-September 1999, the general partner intends to liquidate the Partnership by the end of 1999.

The Partnership's deed of trust loan secured by Plaza West has been extended to the later of October 1999 or the termination of the sales contract. If the contract is not successful, the general partner can offer no assurance that additional extensions or replacement financing will be obtainable. If the Partnership is not able to obtain an additional extension of its loan maturity, it will be unable to continue its normal operations and will be required to file bankruptcy.

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

Results of Operations

      The statements of operations for the three and six months ended June 30, 1998, include the operations of Cape Henry Plaza Shopping Center, which was subsequently sold in September 1998. Comparative summary results for the remaining operations are as follows:

                                                      Three months ended              Six months ended
                                                            June 30                       June 30
                                                     1999            1998           1999           1998
                                                 -------------- --------------- -------------- --------------
Revenues                                              $129,706        $126,671       $261,972       $254,579

Property operations, taxes, insurance                   24,200          19,607         45,176         42,107
General and administrative                              32,112          20,042         38,593         26,969
Management fees                                          9,893           9,827         19,883         19,647





Amortization                                                 -           2,274              -          4,548
Interest                                                84,940          77,456        170,098        155,101
                                                 -------------- --------------- -------------- --------------
   Total operating expenses                            151,145         129,206        273,750        248,372
                                                 -------------- --------------- -------------- --------------
                                                      $(21,439)       $ (2,535)      $(11,778)      $  6,207
                                                 ============== =============== ============== ==============

      Except for approximately $4,000 repairs incurred in June 1999, operating revenues and expenses were generally consistent in 1999 compared to 1998. General and administrative expense amounts for 1999 include approximately $12,000 legal costs associated with the failed sale contract and $2,000 legal costs related to environmental issues at Plaza West. Interest expense amounts for 1999 include approximately $8,000 extension fees paid in each of the two quarters.

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

      In July 1999, the general partner entered into a contract for sale of Plaza West to a third party, subject to a 45-day period for buyer's due diligence. During the due diligence period the buyer may terminate the contract for any reason. Assuming that a sale of Plaza West is completed by mid-September 1999, the general partner intends to liquidate the Partnership by the end of 1999.

      The Partnership's deed of trust loan secured by Plaza West has been extended to the later of October 1999, or the termination of the sales contract. If the contract is not successful, the general partner can offer no assurance that additional extensions or replacement financing will be obtainable. If the Partnership is not able to obtain an additional extension of its loan maturity, it will be unable to continue its normal operations, and will be required to file bankruptcy.

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

      We do not believe that the Year 2000 issue will have a material effect on the business of the Partnership, the results of its operations, cash flows or its financial condition. This belief is based on the following:

o Assuming a sale of Plaza West is completed by mid-September 1999, the general partner intends to liquidate the Partnership by the end of 1999.

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

Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement, as amended by Statement No. 137, must be adopted in years beginning after June 15, 2000. The Statement will require the recognition of all derivatives on an entity's balance sheet at fair value. We do not anticipate that the adoption of this Statement will have a material impact on the Partnership's results of operations or financial position.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      There have been no material changes in information that would be provided under Item 305 of Regulation S-K since December 31, 1998.


                           PART II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

a)   Exhibits

     Exhibit 27         Financial data schedule (electronic filing)

b)   Reports on Form 8-K - None


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

                                  RETAIL EQUITY PARTNERS
                                  LIMITED PARTNERSHIP
                                  (Registrant)

                                  By:  Boddie Investment Company
                                       General Partner




August 13, 1999                  /s/ Philip S. Payne
                                 ------------------------------------
                                 Philip S. Payne
                                 (Duly authorized officer)