Form 10-Q
period 1999-09-30
RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
filed 1999-11-12
CIK 818021

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

                         PART I - Financial Information

Item 1. Financial Statements.

RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
Statements of Net Liabilities in Liquidation

                                                                         September 30        December 31
                                                                             1999               1998
                                                                       ------------------ ------------------
                                                                          (Unaudited)
Assets
Cash and cash equivalents                                                    $   68,589         $  112,719
Restricted cash - tenant security deposits                                       20,924             20,616
Accounts receivable, net                                                         10,739             12,150
Prepaids and other assets                                                        67,973             28,160
Property held for sale                                                        2,870,082          3,540,500
                                                                       ------------------ ------------------
   Total assets                                                              $3,038,307         $3,714,145
                                                                       ================== ==================

Liabilities
Deed of trust loans payable                                                  $3,299,334         $3,326,672
Deferred gain on real estate assets                                                   -            674,541
Trade accounts payable and accrued expenses                                      59,197             36,397
Prepaid rents and tenant security deposits                                       17,053             17,053
Reserve for estimated costs during period of liquidation                         50,000             50,000
Contingent liability - environmental clean-up                                   250,000                  -
                                                                       ------------------ ------------------
   Total liabilities                                                         $3,675,584         $4,104,663
                                                                       ================== ==================

Net liabilities in liquidation                                               $ (637,277)        $ (390,518)
                                                                       ================== ==================


RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
Statements of Operations in Liquidation for the Three and Nine Months Ended September 30, 1999, and
Statements of Operations for the Three and Nine Months Ended September 30, 1998 (Unaudited)

                                              Three months ended                  Nine months ended
                                                 September 30                         September
                                             1999             1998              1999             1998
                                       ----------------- ---------------- ----------------- ----------------
Revenues
Rental revenue                               $ 130,504         $ 269,844        $ 387,498      $    779,882
Gain on sale of shopping center                      -           520,148                -           520,148
Interest and other income                          401             2,502            5,379             5,935
                                       ----------------- ---------------- ----------------- ----------------
                                               130,905           792,494          392,877         1,305,965

Expenses
Property operations                              8,288            27,592           31,031            66,490
General and administrative                         991             8,992           39,584            41,727
Property taxes and insurance                    12,121            25,433           34,554            76,886
Management fees                                  9,781            13,589           29,664            41,813
Amortization                                         -               194                -             9,800
Interest                                        84,705           170,585          254,803           485,026
Provision for environmental
   clean-up costs                                    -                 -          250,000                 -
                                       ----------------- ---------------- ----------------- ----------------
                                               115,886           246,385          639,636           721,742
                                       ----------------- ---------------- ----------------- ----------------
Net income (loss)                               15,019         $ 546,109         (246,759)     $    584,223
                                                         ================                   ================
Deficiency in assets,
   beginning of period                        (652,296)                          (390,518)
                                       -----------------                  -----------------
Net liabilities in liquidation               $(637,277)                         $(637,277)
                                       =================                  =================


Allocation of
   net income (loss):
   Limited partners (99%)                    $  14,869         $ 540,648        $(244,291)     $    573,381
                                       ================= ================= ================ ================
   General partner (1%)                      $     150         $   5,461        $  (2,468)     $      5,842
                                       ================= ================ ================= ================

Net income (loss) per
   limited partnership unit                  $    0.05         $    1.62        $   (0.73)     $       1.73
                                       ================= ================ ================= ================

Weighted average number of
   limited partnership units
   outstanding                                 333,577           333,577          333,577           333,577
                                       ================= ================ ================= ================

RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
Statement of Changes in Net Liabilities in Liquidation
(Unaudited)

                                                                 Limited         General
                                                                 Partners        Partner          Total
                                                              --------------- --------------- ---------------
Net liabilities in liquidation at December 31, 1998               $(327,433)       $(63,085)      $(390,518)
Net loss                                                           (237,936)         (2,403)       (240,339)
                                                              --------------- --------------- ---------------
Net liabilities in liquidation at March 31, 1999                   (565,369)        (65,488)       (630,857)
Net loss                                                            (21,225)           (214)        (21,439)
                                                              --------------- --------------- ---------------
Net liabilities in liquidation at June 30, 1999                    (586,594)        (65,702)       (652,296)
Net income                                                           14,869             150          15,019
                                                              --------------- --------------- ---------------
Net liabilities in liquidation at September 30, 1999              $(571,725)       $(65,552)      $(637,277)
                                                              =============== =============== ===============

RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
Statements of Cash Flows
(Unaudited)

                                                                                  Nine months ended
                                                                                    September 30
                                                                                1999             1998
                                                                          ----------------- ----------------
Operating activities:
Net income (loss)                                                              $ (246,759)      $   584,223
Adjustments to reconcile net income (loss) to
   net cash provided by operations:
   Gain on sale of shopping center                                                      -          (520,148)
   Provision for environmental clean-up costs                                     250,000                 -
   Amortization                                                                         -             9,800
   Changes in operating assets and liabilities:
      Rent and other receivables                                                    1,411            37,826
      Prepaid expenses and other assets                                           (39,813)          (52,663)
      Accounts payable and accrued expenses                                        22,800             4,638
      Security deposits and deferred revenue                                         (308)           (6,214)
                                                                          ----------------- ----------------
Net cash provided by operating activities                                         (12,669)           57,462

Investing activities:
Net proceeds, sale of shopping center                                                   -         3,811,732
Additions to properties                                                            (4,123)                -
                                                                          ----------------- ----------------
Net cash (used in) provided by
   investing activities                                                            (4,123)        3,811,732

Financing activities:
Principal payments on notes payable                                               (27,338)       (3,477,095)
                                                                          ----------------- ----------------

(Decrease) increase in cash and cash equivalents                                  (44,130)          392,099
Cash and cash equivalents at beginning of period                                  112,719            76,863
                                                                          ----------------- ----------------

Cash and cash equivalents at end of period                                     $   68,589       $   468,962
                                                                          ================= ================


RETAIL EQUITY PARTNERS LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
Notes to Financial Statements - September 30, 1999
(Unaudited)

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

Note 2.  Cape Henry Plaza Shopping Center

The Cape Henry Plaza Shopping Center property was sold to an unrelated third party in September 1998. The statements of operations for the three and nine months ended September 30, 1998, include the operations of Cape Henry Plaza. Results of operations of Cape Henry Plaza for these periods were as follows:


                                                          Three months ended         Nine months ended
                                                          September 30, 1998         September 30, 1998
Rental revenue                                                    $141,706                  $400,598

Property operations, taxes and insurance                            31,588                    79,832
General and administrative                                           1,677                     7,443
Management fees                                                      3,817                    12,394
Amortization                                                           109                     5,167
Interest                                                            86,596                   245,936
                                                        -------------------------- -------------------------
                                                                   123,787                   350,772
                                                        -------------------------- -------------------------
                                                                  $ 17,919                  $ 49,826
                                                        ========================== =========================

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

In July 1999, the general partner entered into a contract for sale of Plaza West to a third party. This contract was subject to approval of a majority of the limited partners of the Partnership, which was received in November 1999. The general partner now expects the sale of Plaza West to occur on or about December 1, 1999. Assuming the sale is completed as anticipated, the Partnership will liquidate prior to December 31, 1999.

The Partnership's deed of trust loan secured by Plaza West has been extended to the later of December 1999 or the termination of the sales contract. If, for any reason, the sale is not consummated, the general partner can offer no assurance that additional extensions or replacement financing will be obtainable. If the Partnership is not able to obtain an additional extension of its loan maturity, it will be unable to continue its normal operations and will be required to file bankruptcy.

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

      In October 1999, a plan to sell the Partnership's remaining shopping center was presented to the Partnership's limited partners. In November 1999, a majority of the limited partners approved the sale.

      The Partnership received aggregate subscription funds of $6,671,543 for 333,577 beneficial assignment certificates ("BACs") from approximately 480 investors. There is currently no established public trading market for the BACs. We are not aware of any secondary market for the Partnership's securities. There is currently no established fair market value for the BACs.

Results of Operations

      The statements of operations for the three and nine months ended September 30, 1998, include the operations of Cape Henry Plaza Shopping Center, which was subsequently sold in September 1998. Comparative summary results for the remaining operations are as follows:

                                                      Three months ended             Nine months ended
                                                         September 30                   September 30
                                                     1999            1998           1999           1998
                                                 -------------- --------------- -------------- --------------
Revenues                                              $130,905        $130,640       $392,877       $385,219


                                                      Three months ended             Nine months ended
                                                         September 30                   September 30
                                                     1999            1998           1999           1998
                                                 -------------- --------------- -------------- --------------
Property operations, taxes, insurance                   20,409          21,437         65,585         63,544
General and administrative                                 991           7,315         39,584         34,284
Management fees                                          9,781           9,772         29,664         29,419
Amortization                                                 -              85              -          4,633
Interest                                                84,705          83,989        254,803        239,090
                                                 -------------- --------------- -------------- --------------
   Total operating expenses                            115,886         122,598        389,636        370,970
                                                 -------------- --------------- -------------- --------------
                                                      $ 15,019        $  8,042       $  3,241       $ 14,249
                                                 ============== =============== ============== ==============

      Except for approximately $4,000 repairs incurred in June 1999, operating revenues and expenses were generally consistent in 1999 compared to 1998. General and administrative expense amounts for 1999 include approximately $12,000 legal costs associated with the failed sale contract and $2,000 legal costs related to environmental issues at Plaza West. Interest expense amounts include extension fees of approximately $8,000 per quarter beginning in the third quarter of 1998.

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

      In July 1999, the general partner entered into a contract for sale of Plaza West to a third party. This contract was subject to approval of a majority of the limited partners of the Partnership, which was received in November 1999. The general partner now expects the sale of Plaza West to occur on or about December 1, 1999. Assuming the sale is completed as anticipated, the Partnership will liquidate prior to December 31, 1999.

      The Partnership's deed of trust loan secured by Plaza West has been extended to the later of December 1999, or the termination of the sales contract. If, for any reason, the sale is not consummated, the general partner can offer no assurance that additional extensions or replacement financing will be obtainable. If the Partnership is not able to obtain an additional extension of its loan maturity, it will be unable to continue its normal operations, and will be required to file bankruptcy.

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

                                     RETAIL EQUITY PARTNERS
                                     LIMITED PARTNERSHIP
                                     (Registrant)

                                     By: Boddie Investment Company
                                     General Partner




November 10, 1999
                                      /s/ Philip S. Payne
                                     --------------------------------
                                     (Duly authorized officer)